Form 10-K
period 2014-12-31
Cleaner Yoga Mat, Inc.
filed 2015-03-31
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2014

COMMISSION FILE NUMBER:  333-198807

Cleaner Yoga Mat, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-5648907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1370 Sawleaf Ct. San Luis Obispo, California 93401 (Address of principal executive offices, including zip code) (800) 546-7939 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock: $0.00 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                           Accelerated filer [  ]

Non-accelerated filer [  ]                                                                           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 30, 2015 is $0.00

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 10,000,000 shares outstanding of common stock as of March 30, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page
	A Warning About Forward-Looking Statements	3

	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 8.	Financial Statements and Supplementary Data	9
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information	10
		10
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Summary and Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	12
Item 14.	Principal Accountant Fees and Services	12
		13
PART IV

Item 15.	Exhibits, Financial Statements, Schedules	13
	Index to Financial Statements	13
	Index to Exhibits	14

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.— Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Cleaner Yoga Mat” "we," "our," and "us" refer to Cleaner Yoga Mat, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Cleaner Yoga Mat, Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Cleaner Yoga Mat, Inc. with the SEC may also be obtained from Cleaner Yoga Mat Inc. by directing a request to Cleaner Yoga Mat Inc.  Attention: Leisa Swanson, 1370 Sawleaf Ct. San Luis Obispo, CA 93401, (800) 546-7939.

PART I

Item 1.                     Business

Overview

Cleaner Yoga Mat, Inc. (“CYM” or the “Company”) was incorporated in the State of Florida on May 9, 2014. We are a company that engages in the sale of sanitizing solutions for Yoga and Pilates studios as well of conventional gyms of all sizes. We intend to be a valid solution for fitness studios around the world for the sanitization of their equipment. CYM’s focus is to bring its revolutionary sanitizing products to market, providing a green, fast, inexpensive, and effective method to sanitize mats and equipment in the fitness industry.

Recent Developments

None

Item 1A.                  Risk Factors

RISK FACTORS RELATING TO CLEANER YOGA MAT, INC. AND ITS BUSINESS

LOSSES FROM CONTINUING OPERATIONS MAY OCCUR AND, AS A RESULT, THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.  IF WE ARE NOT ABLE TO GROW OUR BUSINESS, THE RESULTS OF OUR OPERATIONS AND OUR FINANCIAL CONDITION MAY BE ADVERSELY IMPACTED.

We are a development stage company with no operating history and may never be able to carry out our plan of operations or achieve any significant revenues or profitability.  At this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise, and we have not generated any revenues to date. Any profitability in the future from our business will be dependent upon the successful development, marketing and sales of our proposed advertising platform and products, which are subject to numerous industry-related risk factors as set forth herein. Accordingly, we may not be able to successfully carry out our plan of operations and any investor may lose their entire investment.

Key management personnel may leave the Company, which could adversely affect the ability of the Company to continue operations.

The Company is entirely dependent on the efforts of our CEO and President because of the time and effort that she devotes to the Company. Without her, the Company could not exist.  She is in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we engage to assist in developing our advertising plan, and the establishment of our future sales representatives and the dealer network. The loss of her, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. The Company does not maintain “key person” life insurance on its officers, directors or key employees. Our success will depend on the performance of Leisa Swanson and our ability to attract and motivate other key representatives and dealers.

Presently, the Company’s president has other outside business activities and as such is not devoting all of her time to the Company, which may result in periodic interruptions or business failure.

Our sole officer and director, Leisa Swanson, has other outside business activities; however, she is committed to devoting approximately 30 hours per week to our operations. Our operations may be sporadic and occur at times when Leisa Swanson is unavailable, which may lead to the periodic interruption in the implementation of our business plan. Such delays could have a significant negative effect on the success of the business.

The lack of public company experience of our sole officer and director could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our sole officer and director, Leisa Swanson lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. She has never been responsible for managing a publicly traded company and she has had limited experience with accounting and financial matters. As the sole officer and director of a public company, Leisa Swanson’s responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Leisa Swanson may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.

Additionally, Leisa Swanson’s limited financial and accounting experience may affect her ability to develop effective disclosure controls and procedures and internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event investors could lose their entire investment in our Company.

The fitness studio industry is relatively new, and has experienced rapid growth over a short period of time, and it is uncertain whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

The industry in which we intend to operate has grown rapidly as Yoga and Pilates studios have continued to open across the world, and gyms have started to offer Yoga and Pilates in their facilities. Given the limited history of this industry, it is difficult to predict whether this market will continue to grow or whether it can be maintained. Additionally, we expect that the market will evolve in ways that may be difficult to predict. For example, we anticipate that over time we will reach a point in most markets where we have achieved a market penetration such that investments in new users are less productive and the continued growth of our gross profit will require more focus on increasing the rate at which new participants to Yoga and Pilates purchase our products. It is also possible that distributors or customers could broadly determine that they no longer believe in the value of our proposed products. In the event of these or any other changes to the market, our success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations subject to a material negative impact.

We have a rapidly evolving business model and our proposed products could fail to attract or retain customers or generate revenue.

Because we are a new company, and have less then one year of operations, we have a rapidly evolving business model and are regularly exploring the development of our proposed target consumer and the introduction of our proposed products with respect to which we may have limited experience. In addition, our potential dealer network and individual clients may not respond favorably to our products once launched.  If products we introduce fail to engage customers or dealers, we may fail to acquire or retain enough business or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our user base and revenue will depend heavily on our ability to innovate and to create successful products and market them so as the customer is convinced of their necessity.

Our distributor network is not based on material contracts.

Our distributor network was developed through cold calling and emailing derived from simple Internet searches.  We have no way to ensure that we are legally protected against members of the distribution network.  We have no exclusivity, no guarantees or requirements, pre orders, or other contractual mechanisms that will ensure the distributor’s actions will benefit the Company.  Further, we have no contractual protection for indemnification or other contractual mechanisms to limit the liabilities of the Company from distributors or their customers.

If we fail to acquire distributors and end-users to use and purchase our proposed products, our business will be harmed.

We must acquire distributors and end-users that purchase and use our proposed products in order to generate revenue and achieve profitability. We cannot assure you that the revenue or gross profit from any end-users or distributors we may acquire will ultimately exceed the cost involved with acquiring new users and distributors. If consumers do not perceive our offers to be of high value and quality, we may not be able to acquire or retain users and distributors.

We believe that many of our new users will originate from word-of-mouth and other non-paid referrals from existing users; therefore, we must ensure that our existing users remain loyal to our product in order to continue receiving those referrals. Once we establish a user base, if our efforts to satisfy our established users are not successful, we may not be able to acquire new users in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new users. Further, we believe that the level of communication and sharing among users will influence our success. If the level of usage by our user base declines or does not grow as expected, we may suffer a decline in user growth. A significant decrease in the level of usage or user growth would have an adverse effect on our business, financial condition and results of operations.

If we are unable to maintain favorable terms with our distributors, our expected gross profit may be adversely affected.

The success of our business depends in part on our ability to retain and increase the number of distributors who sell our products. When a distributor offers our product to end-users, the distributor must see a significant return on their investment. If distributors decide that utilizing our products does not provide a substantial profit, they may discontinue distribution. This would adversely affect our gross profit.

If our distributors do not meet the needs and expectations of our end-user customers, our business could suffer.

Currently, we have 44 distributors in the United States, as well as 5 International distributors in Croatia, England, Italy, and the Netherlands.  However, our business will depend on a reputation for providing high-quality effective sanitization products to customers, and our brand and reputation may be harmed by actions taken by distributors that are outside our control. Any shortcomings of one or more of our distributors, particularly with respect to an issue affecting the quality of the products, may be attributed by our end-user to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and end-user sentiment generated as a result of fraudulent or deceptive conduct by our distributors could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand.

Our business is competitive. Competition presents an ongoing threat to the success of our business.

The market for yoga mat and fitness equipment sanitization is competitive. If Competition chooses to create a similar product to our device it may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers.  We also face competition from wholesalers and direct retailers of traditional general use UV devices.  Many of our competitors are large companies with stronger brand. Because of the nature of the UV light being a relatively new product for consumers, we also compete with other UV-C light manufacturers. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do.

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands primarily through traditional forms of advertising, such as print media and television commercials, and through celebrity athlete endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly in new markets than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

In addition, because we own no patents or exclusive intellectual property rights in the technology underlying our products, our current and future competitors are able to manufacture and sell products similar to our products.

We sell merchandise over the Internet through our e-commerce website www.CleanerYogaMat.com. Our e-commerce operations, included in our direct to consumer channel, are subject to numerous risks, including reliance on third party computer hardware and software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. There is no assurance that our e-commerce operations will continue to achieve sales and profitability growth.

We anticipate that most, if not all, of our competitors will have greater name and brand recognition and access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to purchase products at lower prices than us in the initial stages of our development. As a result, our operations may be significantly and negatively impacted by our larger, more established competitors.

Our right to sell the CYM wand, or any ancillary products is not exclusive, nor have we obligated any of our distributors to exclusivity in sales of CYM wand, ancillary products, or similar products.  As such, our business model could be severely compromised if our manufacturer chooses to deliver products to our competitors who maybe better positioned to sale large lots.  Moreover, our distribution network could be compromised by the offerings and sales of CYM products through other distributors or products directly competing with our CYM wand.  Our distributors are not incentivized otherwise to ensure that our products are strategically placed with priority in store or in marketing and sales materials disseminated by our distributor network.

We cannot assure that we will be able to manage the growth of our Company effectively.

We plan to experience rapid growth in demand for our products once we are able to launch our proposed platform. We expect our number of employees and number of customers to increase significantly once we launch our marketing plan, and we expect our growth to continue for the foreseeable future. The growth and expansion of our product offerings could place significant demands on our management and our operational and financial resources. We will need to manage multiple relations with various distributors, customers, and other third parties. To effectively manage our growth, we will need to continually implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our employee base.

Our business will depend on our ability to maintain and scale the network infrastructure necessary to operate our advertising platform, website and future application; and any significant disruption in service on our website or applications could result in a loss of customers.

Distributors and customers will access our order page through our website. Our reputation and ability to acquire, retain and serve our customers will be dependent upon the reliable performance of our website and PayPal, our cart solution. Issues within these our website or PayPal service provider, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our website, and prevent our customers from accessing our buy page. Third-party providers will host our network. Any disruption in these services or any failure of these providers to handle traffic could significantly harm our business.

Our business may be subject to seasonal sales fluctuations that could result in volatility or have an adverse effect on the market price of our Common Stock.

Our business, like that of our potential distributors, may be subject to some degree of sales seasonality. As we grow our Company, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Common Stock.

We will be subject to payments-related risks.

We plan to accept payments using PayPal, including credit card, debit card or PayPal account. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we will pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We will rely on third parties to provide payment-processing services, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We will also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Limited Operating History; Need for Additional Capital.

There is no pertinent historical financial information for the Company upon which to base an evaluation of our performance. Our assets and business have not yet generated substantial or recurring revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services. We will require additional financing to cover costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or other securities. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted certain rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are applicable to “penny stocks”.  For the purposes relevant to us, a “penny stock” is any equity security that has a market price of less than $5.00 per share or has an exercise or conversion price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transaction in penny stocks;
•	the broker or dealer receive from the investor a written agreement to the transaction, setting for the identity and quantity of the penny stock to be purchased; and
•	that a broker or dealer provide certain detailed market information about the market for the applicable company’s securities.

In order to approve a person’s account for transaction involving penny stocks, the broker or dealer must:

(1)	obtain financial information, investment experience and investment objectives of the person; and

 (2)  make a reasonable determination that the proposed transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Following a transaction, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transaction in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and depress the market value of our stock.

There are additional risks of investing in penny stocks whether in public offerings or in secondary trading, relating to commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Item 1B.                   Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

Office Space and Plants

We currently are using a portion of our Chief Executive Officer’s home as our corporate headquarters, this space is located at 1370 Sawleaf Ct., San Luis Obispo, CA 93401 and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

Item 3.                      Legal Proceedings

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 9, 2015, we received Effect for our Form S-1 Registration Statement for which we are offering 6,000,000 shares for sale to the public.

As of March 30, 2015, there were 10,000,000 shares of our common stock outstanding and one stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data

December 31, 2014
Revenue, net	$1,914
Operating Expenses	61,650
Earnings (Loss)	(64,275)
Total Assets	19,501
Total Liabilities	(58,776)
Stockholders’ Deficit	(39,275)

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Cleaner Yoga Mat Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2014.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2014 we had cash on hand totaling $8,643, total assets of $19,501 and liabilities of $58,776. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for fiscal year 2015). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have generated minimal net revenues since inception, $1,914, during the year ended December 31, 2014. Additionally, we continue to incur administrative costs related to becoming compliant with filing requirements as a public issuer. Such administrative costs totaled $61,650 during the year ended December 31, 2014. Since inception we have incurred a total operating loss of $60,736, and a net loss of $64,275.

Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8.                      Financial Statements and Supplementary Data

 The financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9.                      Changes in and Disagreements with Accountants and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

Item 9A.                  Controls and Procedures

Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                   Other Information

None
PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Cleaner Yoga Mat Inc.’s executive officers and directors and their respective age as of December 31, 2014 are as follows:

Directors:

Name of Director	Age
Leisa Swanson	68

Executive Officers as of December 31, 2014:

    The following table lists our directors and provides their respective ages and titles as of December 31, 2014:

Name	Age	Title	Director Since
Leisa Swanson	68	President, CEO, CFO, Director, Principal Executive Officer, Secretary, Treasurer	2014

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

    Set forth below is a brief description of the background and business experience of our officers and director for the past year.

   Leisa Swanson (68)

    Leisa Swanson- In 1965, Ms. Swanson graduated from California Polytechnic University, with a degree in Kinesiology and English Literature. Coming from a family that has always owned their own businesses, Ms. Swanson has always had an entrepreneurial spirit.  With this spirit she has established multiple private companies.  The first of her endeavors was The Massage Centre, a company that provides private body therapy sessions including various modalities of massage and physical therapy. She holds licenses in various body-work modalities including sports massage, rolfing, deep tissue, cranio sacral, and somato-emotional release.  She has been practicing Yoga since 1995.  It was her practice of yoga and her interest in the care of the health of the human body and the negative effects of bacteria from yoga mats that brought about the development and creation of CYM.  Ms. Swanson is the sole founder and owner of The Massage Centre from 1991 until current.  As President, Ms. Swanson makes her own schedule and has a very flexible work environment; therefore, she can devote time both during the week and on the weekends to CYM, as needed. Ms. Swanson has committed to devote up to 30 hours per week to the Company initially, and will devote additional time as required by the Company.

As President she is responsible for all daily operations, including but not limited to the corporation’s website design and maintenance, customer service, order fulfillment, international marketing to introduce the Cleaner Yoga Mat to the world market. Additionally, Ms. Swanson oversees the physical sales, distribution and marketing of Cleaner Yoga Mat.  Cleaner Yoga Mat Inc. has been steadily growing and expanding since its inception and is continuing to flourish. It is through the marketing side of Cleaner Yoga Mat Inc. that Ms. Swanson has been able to recognize the value of such products, and how to successfully market them.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have not established an Audit Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11.                    Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
Leisa Swanson, President, CEO, CFO	2014	$35,000*	0	0	0	0	0	0

*Our sole-officer and director, Leisa Swanson is currently earning a Management fee paid monthly equal to $5,000.00 per month in exchange for her services to the Company. However, such fees are currently being accrued and deferred until such time that the Company is in a position, as determined in Leisa Swanson’s sole discretion, to begin making any such payments. There has been no cash payment paid to the individual above for services rendered in all capacities to us for the period ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014 by:

-	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

   -each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is 1370 Sawleaf Ct., San Luis Obispo, California 93401.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Leisa Swanson	10,000,000	100%

Item 13.                   Certain Relationships and Related Transactions and Director Independence

During Fiscal Years 2014, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 6 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors; Any person proposed as a nominee for election as a director;

•	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person; and

•
 Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Item 14.                    Principal Accountant Fees and Services

During the year ended December 31, 2014, the Company incurred auditing expenses of approximately $9,773 which includes bookkeeping and auditing services.  There were not other audit related services or tax fees incurred.

PART IV

Item 15.                    Exhibits, Financial Statements, Schedules

(a) Financial Statements and Schedules.

The following documents have been filed as a part of this annual report on Form 10-K.  The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and are accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

FINANCIAL STATEMENT INDEX

SIGNATURES

Cleaner Yoga Mat, Inc.
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2015	By:	/s/ Leisa Swanson
Name: Leisa Swanson
Title: Leisa Swanson, President, Chief Executive Officer, Chief Financial Officer

 EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CLEANER YOGA MAT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cleaner Yoga Mat, Inc.:

We have audited the accompanying balance sheet of Cleaner Yoga Mat, Inc., (“the Company”) as of December 31, 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and for the period from May 9, 2014 (inception) through December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Cleaner Yoga Mat, Inc., Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, and for the period from May 9, 2014 (inception) through December 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 31, 2015

CLEANER YOGA MAT, INC.
BALANCE SHEET

December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$8,643
Deferred offering costs	10,000
Inventory	858
Total current assets	19,501

TOTAL ASSETS	$19,501

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities
Accounts payable	$15,237
Accounts payable, related party	35,000
Interest payable	317
Convertible note, net	8,222
Total current liabilities	58,776

Total liabilities	58,776

Stockholder’s equity (deficit)
Common stock (no par value: shares authorized 100,000,000; 10,000,000 shares issued and outstanding	-
Additional Paid-in capital	25,000
Accumulated deficit	(64,275)
Total stockholder’s equity (deficit)	(39,275)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$19,501

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENT OF OPERATIONS

Inception Date (May 9, 2014) Through December 31, 2014
Net sales	$3,666
Cost of goods sold	1,752
Gross profit	1,914

Selling, general and administrative expenses	(61,650)

Income (loss) from operations	(60,736)
Interest expense	(3,539)
Net (loss)	(64,275)

Net (loss) per common shares (basic and diluted)	$(0.006)

Weighted average shares outstanding
Basic and diluted	10,000,000

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance, May 9, 2014	-	$-	$-	$-	$-
Issuance of common stock for cash	10,000,000	-	15,000	-	15,000
Beneficial conversion feature	-	-	10,000	-	10,000
Net loss for the year	-	-	-	(64,275)	(64,275)
Balance, December 31, 2014	10,000,000	$-	$25,000	$(64,275)	$(39,275)

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENT OF CASH FLOWS

Inception Date (May 9, 2014) Through December 31, 2014
Cash Flows From Operating Activities
Net loss	$(64,275)
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of debt discount	3,222
Changes in operating assets and liabilities:
Deferred offering costs	(10,000)
Accounts payable	15,237
Accounts payable, related party	35,000
Interest payable	317
Inventory	(858)
Net cash provided used by operating activities	(21,357)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	15,000
Proceeds from convertible note	15,000
Net cash provided from financing activities	30,000

Increase (decrease) in cash and cash equivalents	8,643

Cash and cash equivalents at inception date	-
Cash and cash equivalents at end of period	$8,643

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity:    Cleaner Yoga Mat, Inc (the "Company") is a Florida corporation incorporated on May 9, 2014. We are a company that engages in the sale of sanitizing solutions for Yoga and Pilates studios as well as conventional gyms of all sizes. We intend to be a viable solution for fitness studios around the world for the sanitization of their equipment. CYM’s focus is to bring its revolutionary sanitizing products to market, to meet an extremely strong need for a green, fast, inexpensive, and effective method to sanitize mats and equipment in the fitness industry.  Leisa Swanson, who is currently our sole officer and director, founded our Company. Our headquarters are located at 1370 Sawleaf, San Luis Obispo CA 93401.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We have engaged a legal consulting firm to assist us in registering securities for trading by filing Form S-1 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Bulletin Board.  We are now exploring sources of capital.  We anticipate incurring operating losses as we implement our business plan.

Financial Statement Presentation:    The audited  financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Fiscal year end:  The Company has selected December 31 as its fiscal year end.

Use of Estimates:    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash Equivalents:    The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Revenue recognition and related allowances: Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2014 is $Nil.

Inventories:    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and are adjusted to actual cost quarterly based on a physical count. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

Provisions:  Provisions for warranties are recognized when the Company has a legal or constructive obligation as a result of a past event; it is probable that an outflow of resources will be required to settle the obligation; and the amount has been reliably estimated. Provisions are not recognized for future operating losses.

Warranty:  We record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the limited warranty. Warranty claims are reasonably predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liability to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising and Marketing Costs:    Advertising and marketing costs are expensed as incurred and were $15,150 during the period May 9, 2014, (Date of Inception) to December 31, 2014.

Beneficial Conversion Feature: From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”.  ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share : In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2014, the Company has entered into convertible loan agreements whereby the holders may acquire up to 1,500,000 shares of the Company’s common stock, which are anti-dilutive and excluded in the loss per share computation.

New Accounting Pronouncements:    In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of: a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 and changes the presentation of unrecognized tax benefits. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (continued):

In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is effective within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015 with early adoption permitted in certain circumstances. This ASU changes the requirements for reporting discontinued operations. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU changes the requirements for revenue recognition. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of June 30, 2014.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

3.	CONVERTIBLE NOTE

(1)	Convertible Note due on May 28, 2015:

On May 28, 2014, the Company entered into a convertible note for cash proceeds of $5,000. The note matures on May 28, 2015 and bears interest at 5% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at $0.01 per share. There is no beneficial conversion feature associated with the convertible note.

(2)	Convertible Note due on September 4, 2015

On September 4, 2014, the Company entered into a convertible note for cash proceeds of $10,000 with Amy Chaffe, the daughter of our sole officer and director. The note matures on September 4, 2015 and bears interest at 5% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at $0.01 per share.

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

3.	CONVERTIBLE NOTE (continued)

(2)	Convertible Note due on September 4, 2015 (cont’d)

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,000 on the note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the period ended December 31, 2014 was $3,222, which amount has been recorded as interest expense.

Interest expense:
Inception Date (May 9, 2014) Through December 31, 2014
Amortization of debt discount	$3,222
Interest at contractual rate	317
Totals	$3,539

4.	COMMON STOCK

The Company’s authorized common stock consists of 100,000,000 shares with no par value.

At inception, the Company issued 10,000,000 shares of common stock at $0.0015 per share for cash totaling $15,000.

5.	OFFERING EXPENSES

The Company has filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $10,000 in costs relating to such Registration Statement will be charged to capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense. Presently the costs are reflected on the balance sheets of the Company as Deferred offering costs.

6.	RELATED PARTY TRANSACTIONS

During the period May 9, 2014, (Date of Inception) to December 31, 2014, the Company issued 10,000,000 shares of common stock for $15,000 to the Company’s sole director and officer, Leisa Swanson.  Ms. Swanson accrues $5,000 per month for management services, totaling $35,000 during fiscal 2014 which amount is reflected as accounts payable-related party on the Company’s balance sheet.

The Company entered into a Convertible Note of $5,000 (ref Note 3(1)) on May 28, 2014 with a company controlled by the daughter of our sole officer and director.

The Company entered into a Convertible Note of $10,000 (ref Note 3(2)) on September 4, 2014 with a company controlled by the daughter of our sole officer and director.

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

7.	INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $64,275 at December 31, 2014, and will begin to expire in the year 2034.

The Company had deferred income tax assets as of December 31, 2014 as follows:

December 31, 2014
Loss carryforwards	$21,850
Less - valuation allowance	(21,850)
Total net deferred tax assets	$-

8	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.