Form 10-K/A
period 2014-12-31
Cleaner Yoga Mat, Inc.
filed 2015-05-15
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

None.

 Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Cleaner Yoga Mat, Inc.  for the fiscal year ended December 31, 2014 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on  March 31, 2015.

2

SIGNATURES

Cleaner Yoga Mat, Inc.
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2015	By:	/s/ Leisa Swanson
Name: Leisa Swanson
Title: Leisa Swanson, President, Chief Executive Officer, Chief Financial Officer

 EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3