Form 10-Q
period 2015-09-30
Cleaner Yoga Mat, Inc.
filed 2015-11-10
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ ] No [X]

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

10,081,000 common shares outstanding as of November 6, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CLEANER YOGA MAT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

REPORTED IN UNITED STATES DOLLARS

CLEANER YOGA MAT, INC.
BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets
Cash	$6,284	$8,643
Deferred offering costs	10,000	10,000
Inventory	554	858
Total current assets	16,838	19,501

TOTAL ASSETS	$16,838	$19,501

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$7,225	$15,237
Accounts payable, related party	80,000	35,000
Interest payable	1,273	317
Loans payable	7,620	-
Convertible notes, net	15,000	8,222
Total current liabilities	111,118	58,776

Total liabilities	111,118	58,776
COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit)
Common stock (no par value: shares authorized 100,000,000; 10,081,000 and 10,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014.	-	-
Additional Paid-in capital	33,100	25,000
Accumulated deficit	(127,380)	(64,275)
Total stockholders' equity (deficit)	(94,280)	(39,275)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$16,838	$19,501

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net sales	$200	$380	$1,480	$380
Cost of goods sold	42	794	342	794
Gross profit	158	(414)	1,138	(414)

Selling, general and administrative expenses	(18,310)	(5,301)	(56,509)	(20,601)

Income (loss) from operations	(18,152)	(5,715)	(55,371)	(21,015)
Interest expense	(2,164)	(823)	(7,734)	(846)
Net (loss)	(20,316)	(6,538)	(63,105)	(21,861)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	10,078,620	10,000,000	10,028,392	10,000,000

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash Flows From Operating Activities
Net loss	$(63,105)	$(21,861)
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of debt discount	6,778	722
Changes in operating assets and liabilities:
Deferred offering cost	-	(10,000)
Accounts payable	(8,012)	9,861
Accounts payable, related party	45,000	-
Interest payable	956	124
Inventory	304	(1,720)
Net cash provided used by operating activities	(18,079)	(22,874)

Cash Flows From Financing Activities
Proceeds from convertible notes	-	15,000
Proceeds from loans payable	7,620	-
Proceeds from issuance of common stock	8,100	15,000
Net cash provided from financing activities	15,720	30,000

Increase (decrease) in cash and cash equivalents	(2,359)	7,126

Cash and cash equivalents at beginning of period	8,643	-
Cash and cash equivalents at end of period	$6,284	$7,126

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2015 and December 31, 2014 are $Nil.

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

Advertising and Marketing Costs:    Advertising and marketing costs are expensed as incurred and were $Nil during the nine month periods ended September 30, 2015 and 2014.

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

New Accounting Pronouncements:

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

On May 28, 2014, the Company entered into a convertible note for cash proceeds of $5,000 with a company controlled by the daughter of our sole officer and director. The note matures on May 28, 2015 and bears interest at 5% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at $0.01 per share. There is no beneficial conversion feature associated with the convertible note. This note came due and payable on May 28, 2015. During the nine months ended September 30, 2015, we accrued interest expenses of $191 in respect of the above convertible note.
.
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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,000 on the note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the period ended September 30, 2015 was $6,778 which amount has been recorded as interest expense.

Interest expense:
Nine Months ended September 30, 2015
Amortization of debt discount	$6,778
Interest at contractual rate	383
Totals	$7,161

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

4.	LOANS PAYABLE

On March 16, 2015, April 8, 2015 and May 13, 2015, the Company received loans in the amount of $5,000, $1,000 and $1,620, respectively, from a company controlled by the daughter of our sole officer and director. The loans are unsecured, have a one year term from the date the funds were received, and bear interest at 10% per annum, payable on maturity. During the nine months ended September 30, 2015, we accrued interest expenses of $382 in respect of these loans.

5.	COMMON STOCK

The Company’s authorized common stock consists of 100,000,000 shares with no par value.

At inception, the Company issued 10,000,000 shares of common stock at $0.0015 per share for cash of $15,000.

As at September 30, 2015, the Company has received proceeds totaling $8,100 from various parties subscribing for a total of 81,000 shares at $0.10 per share under our Form S-1 registration statement.  The shares were issued on August 1, 2015.

6.	OFFERING EXPENSES

The Company has filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $10,000 in costs relating to such Registration Statement will be charged to capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense. Presently the costs are reflected on the balance sheets of the Company as Deferred offering costs, as the offering remains open for subscription.

7.	RELATED PARTY TRANSACTIONS

The Company entered into a Convertible Note of $5,000 (ref Note 3(1)) on May 28, 2014 with a company controlled by the daughter of our sole officer and director.

The Company entered into a Convertible Note of $10,000 (ref Note 3(2)) on September 4, 2014 with a company controlled by the daughter of our sole officer and director.

On March 16, 2015, April 8, 2015 and May 13, 2015, the Company received loans in the amount of $5,000, $1,000 and $1,620, respectively, from a company controlled by the daughter of our sole officer and director. (ref Note 4)

During the nine month period ended September 30, 2015 our sole officer and director, Ms. Leisa Swanson accrued $5,000 per month for management services, totaling $45,000 which is reflected as accounts payable-related party on the Company’s balance sheet.  At September 30, 2015 a total of $80,000 (December 31, 2014 - $35,000) is due and payable to Ms. Swanson.

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

Operating loss carry-forwards generated during the period from May 9, 2014 (date of inception) through September 30, 2015 of approximately $127,380, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $43,300 at September 30, 2015. For the nine month period ended September 30, 2015, the valuation allowance increased by approximately $21,400.

The Company has no tax positions at September 30, 2015, or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2015 and audited financial statements for the year ended December 31, 2014, along with the accompanying notes.

At September 30, 2015 we had cash on hand totaling $6,284 (December 31, 2014 - $8,643), total assets of $16,838 (December 31, 2014 - $19,501) and liabilities of $111,118 (December 31, 2014 - $58,776). We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for fiscal year 2015). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

For the three months ended September 30, 2015 and 2014

We have generated minimal net revenues since inception, and an amount totaling $158, during the three months ended September 30, 2015 with no net revenue during the three months ended September 30, 2014. Additionally, we continue to incur administrative costs related to our business plan and the filing requirements as a public issuer. Such administrative costs totaled $18,310 during the three months ended September 30, 2015 ($5,301 – September 30, 2014). The increase to the administrative costs is primarily related to the accrual of certain monthly management fees to the Company’s sole officer and director during the current period.

For the nine months ended September 30, 2015 and 2014

We have generated minimal net revenues since inception, and an amount totaling $1,138, during the nine months ended September 30, 2015, with no net revenue during the three months ended September 30, 2014. Additionally, we continue to incur administrative costs related to our business plan and the filing requirements as a public issuer. Such administrative costs totaled $55,371 during the nine months ended September 30, 2015 ($21,015 – September 30, 2014). The increase to the administrative costs is primarily related to the accrual of certain monthly management fees to the Company’s sole officer and director during the current period.

Since inception we have incurred a total operating loss of $116,107, and a net loss of $127,380.

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

Recent Accounting Pronouncements

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members,  to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the nine months ended September 30, 2015 furnished in XBRL).
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANER YOGA MAT, INC.

Date:	November 11, 2015	By:	/s/ Leisa Swanson
		Name:	Leisa Swanson
		Title:	President, Chief Executive Officer, Chief Financial Officer