Form 10-K
period 2015-12-31
Cleaner Yoga Mat, Inc.
filed 2016-04-14
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-198807

CLEANER YOGA MAT, INC.
(Exact name of registrant as specified in its charter)
Florida	46-5648907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1370 Sawleaf Ct. San Luis Obispo, California	93401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(800) 546-7939
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock	OTCPinkSheets

Securities registered pursuant to section 12(g) of the Act
None.
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2015 (the last business day of the Registrant’s most recently completed fourth fiscal quarter) was approximately $24,700, however, there has been no trading activity in our common stock to date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 31, 2015 the Registrant had 10,247,000 shares issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Cleaner Yoga Mat, Inc." mean Cleaner Yoga Mat, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated March 31, 2016 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report". Because our auditor has issued an opinion that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

Corporate Information

Cleaner Yoga Mat, Inc. (“The Company”) was incorporated in the State of Florida on May 9, 2014. The Company’s fiscal year end is December 31.

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

Recent Developments.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

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

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the OTC Bulletin Board under the symbol “CYGM”.  OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

There has been no trading in the stock since it was listed.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information, investment experience and investment objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling shares of our common stock.

Number of Holders

As of December 31, 2015, the 10,247,000 issued and outstanding shares of common stock were held by a total of 33 shareholders of record.

Dividends

We have not declared or paid dividends on our common stock nor do we anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

There were no recent Sales of Unregistered Securities

Purchases of Equity Securities.

None.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2016, we did not have any authorized Equity Compensation Plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, West Coast Stock Transfer, Inc., 721 N. Vulcan Ave. Ste. 205, Encinitas, CA 92024. Their phone number is (619) 664-4780.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Twelve Months Ended December 31, 2015 compared to the Twelve Months Ended December 31, 2014.

During the twelve months ended December 31, 2015 we incurred a net loss of $103,811, compared to a net loss of $64,275 during the same period in fiscal December 31, 2014. The increase in our net loss during the year ended December 31, 2015 was primarily due to increased expense generally, including General and Administrative Expenses, loss in income, and interest expenses.

Liquidity and Capital Resources

As of December 31, 2015 we had $19,618 in cash and $20,083 in total assets, and $138,469 in total liabilities as compared to $8,643 in cash, and $19,501 in total assets, and $58,776 in total liabilities as of December 31, 2014.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the year ending December 31, 2015 we used net cash of $34,724 in operating activities, compared to net cash used of $21,357 in operating activities during the same period in fiscal December 31, 2014.

During the year ended December 31, 2015, net cash of $45,699 was provided by financing activities compared to net cash of $30,000 during the same period in fiscal December 31, 2014.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2015, begins on page F-1 of this Annual Report on Form 10-K.

Cleaner Yoga Mat, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cleaner Yoga Mat, Inc.:

We have audited the accompanying balance sheets of Cleaner Yoga Mat, Inc., (“the Company”) as of December 31, 2015 and 2014, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period from May 9, 2014 (inception) through December 31, 2014 and for the year ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleaner Yoga Mat, Inc., Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the period from May 9, 2014 (inception) through December 31, 2014 and the year ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 31, 2016

CLEANER YOGA MAT, INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$19,618	$8,643
Deferred offering costs	-	10,000
Inventory	465	858
Total current assets	20,083	19,501

TOTAL ASSETS	$20,083	$19,501

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$5,602	$15,237
Accounts payable, related party	95,000	35,000
Interest payable	1,868	317
Loans payable	20,999	-
Convertible notes, net	15,000	8,222
Total current liabilities	138,469	58,776

Total liabilities	138,469	58,776
COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit)
Common stock (no par value: shares authorized 100,000,000; 10,247,000 and 10,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014.	-	-
Additional Paid-in capital	49,700	25,000
Accumulated deficit	(168,086)	(64,275)
Total stockholders' equity (deficit)	(118,386)	(39,275)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$20,083	$19,501

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENTSOF OPERATIONS

	Year ended December 31,
	2015	2014

Net sales	$1,960	$3,666
Cost of goods sold	449	1,752
Gross profit	1,511	1,914

Selling, general and administrative expenses	(86,993)	(62,650)

Income (loss) from operations	(85,482)	(60,736)
Interest expense	(18,329)	(3,539)
Net (loss)	(103,811)	(64,275)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	10,041,407	10,000,000

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance, May 9, 2014	-	$-	$-	$-	$-
Issuance of common stock for cash	10,000,000	-	15,000	-	15,000
Beneficial conversion feature	-	-	10,000	-	10,000
Net loss for the year	-	-	-	(64,275)	(64,275)
Balance, December 31, 2014	10,000,000	-	25,000	(64,275)	(39,275)
Issuance of common stock for cash	247,000	-	24,700	-	24,700
Net loss for the year	-	-	-	(103,811)	(103,811)
Balance, December 31, 2015	10,247,000	$-	$49,700	$(168,086)	$(118,386)

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31 2015	Year Ended December 31, 2014
Cash Flows From Operating Activities
Net loss	$(103,811)	$(64,275)
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of debt discount	6,778	3,222
Changes in operating assets and liabilities:
Deferred offering cost	10,000	(10,000)
Accounts payable	(9,635)	15,237
Accounts payable, related party	60,000	35,000
Interest payable	1,551	317
Inventory	393	(858)
Net cash provided used by operating activities	(34,724)	(21,357)

Cash Flows From Financing Activities
Proceeds from convertible notes	-	15,000
Proceeds from loans payable	20,999	-
Proceeds from issuance of common stock	24,700	15,000
Net cash provided from financing activities	45,699	30,000

Increase (decrease) in cash and cash equivalents	10,975	8,643

Cash and cash equivalents at beginning of period	8,643	-
Cash and cash equivalents at end of period	$19,618	$8,643

The accompanying notes are an integral part of these Financial Statements.

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2015 and December 31, 2014 are $Nil.

Inventories:    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and are adjusted to actual cost quarterly based on a physical count. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. Inventory is maintained at the Company’s office headquarters and consists only of finished goods.

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

Advertising and Marketing Costs:    Advertising and marketing costs are expensed as incurred and were $Nil during the year ended December 31, 2015 and 2014.

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

New Accounting Pronouncements:

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

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

On May 28, 2014, the Company entered into a convertible note for cash proceeds of $5,000 with a company controlled by the daughter of our sole officer and director. The note matures on May 28, 2015 and bears interest at 5% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at $0.01 per share. There is no beneficial conversion feature associated with the convertible note. The note came due on maturity and remained payable at December 31, 2015.During the year ended December 31, 2015, we accrued interest expenses of $256 in respect of the above convertible note (December 31, 2014 - $152).
.
(2)	Convertible Note due on September 4, 2015

On September 4, 2014, the Company entered into a convertible note for cash proceeds of $10,000 with Amy Chaffe, the daughter of our sole officer and director. The note matures on September 4, 2015 and bears interest at 5% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at $0.01 per share.  The note came due on maturity and remained payable at December 31, 2015.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,000 on the note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the year ended December 31, 2015 was $6,778 which amount has been recorded as interest expense (December 31, 2014 - $3,222).

Interest expense:

	Year ended December 31,
	2015	2014
Amortization of debt discount	$6,778	$3,222
Interest at contractual rate	512	165
Totals	$7,290	$3,387

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

4.	LOANS PAYABLE

On March 16, 2015, April 8, 2015, May 13, 2015, October 13, 2015 and November 5, 2015, the Company received loans in the amount of $5,000, $1,000, $1,620, $759 and $12,620, respectively, from a company controlled by the daughter of our sole officer and director. The loans are unsecured, have a one year term from the date the funds were received, and bear interest at 10% per annum, payable on maturity. During the year ended December 31 2015, we accrued cumulative interest expenses of $783 in respect of these loans.

5.	COMMON STOCK

The Company’s authorized common stock consists of 100,000,000 shares with no par value.

At inception, the Company issued 10,000,000 shares of common stock at $0.0015 per share for cash of $15,000.

During the year ended December 31, 2015, the Company has received proceeds totaling $24,700 from various parties subscribing for a total of 247,000 shares at $0.10 per share under our Form S-1 registration statement.  247,000 shares of the Company’s common stock were issued in respect of these subscriptions.

6.	OFFERING EXPENSES

The Company filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $10,000 in costs relating to such Registration Statement will be charged to capital, if such offering is successful. As the offering has been closed without the sale of all anticipated shares,  the offering costs have been charged to interest expense as at December 31, 2015.

7.	RELATED PARTY TRANSACTIONS

The Company entered into a Convertible Note of $5,000 (ref Note 3(1)) on May 28, 2014 with a company controlled by the daughter of our sole officer and director.

The Company entered into a Convertible Note of $10,000 (ref Note 3(2)) on September 4, 2014 with a company controlled by the daughter of our sole officer and director.

On March 16, 2015, April 8, 2015, May 13, 2015, October 13, 2015 and November 5, 2015, the Company received loans in the amount of $5,000, $1,000, $1,620, $759 and $12,620, respectively, from a company controlled by the daughter of our sole officer and director. (ref Note 4)

During the year ended December 31 2015 our sole officer and director, Ms. Leisa Swanson accrued $5,000 per month for management services, totaling $60,000 (December 31, 2014 - $35,000).  At December 31, 2015 a total of $95,000 (December 31, 2014 - $35,000) is due and payable to Ms. Swanson.

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

CLEANER YOGA MAT, INC.
NOTES TO FINANCIAL STATEMENTS

8.	INCOME TAXES (continued)

Operating loss carry-forwards generated during the period from May 9, 2014 (date of inception) through December 31, 2015 of approximately $168,000, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $57,100 at December 31, 2015. For the year ended December 31, 2015, the valuation allowance increased by approximately $35,250.

The Company has no tax positions at December 31, 2015, or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the period from inception to December 31, 2015 are subject to examination by the Internal Revenue Service.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We performed an evaluation (“Evaluation”), under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us. Our Board of Directors is comprised of only one class of director.

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2015.

Name	Age	Position
Leisa Swanson	69	Chief Executive Officer, Director

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Leisa Swanson- In 1965, Ms. Swanson graduated from California Polytechnic University, with a degree in Kinesiology and English Literature. Coming from a family that has always owned their own businesses, Ms. Swanson has always had an entrepreneurial spirit. With this spirit she has established multiple private companies. The first of her endeavors was The Massage Centre, a company that provides private body therapy sessions including various modalities of massage and physical therapy. She holds licenses in various bodywork modalities including sports massage, rolfing, deep tissue, cranio sacral, and somato-emotional release. She has been practicing Yoga since 1995. It was her practice of yoga and her interest in the care of the health of the human body and the negative effects of bacteria from yoga mats that brought about the development and creation of CYM. Ms. Swanson is the sole founder and owner of The Massage Centre from 1991 until current. As President, Ms. Swanson makes her own schedule and has a very flexible work environment; therefore, she can devote time both during the week and on the weekends to CYM, as needed. Ms. Swanson has committed to devote up to 30 hours per week to the Company initially, and will devote additional time as required by the Company.

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

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our officers or sole director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table
Name And Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)*	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)

Leisa Swanson President, CEO Director	2014 2015	$35,000 $60,000	0 0	0 0	0 0	0 0	0 0	0 0	$35,000 $60,000

*Our sole-officer and director, Leisa Swanson is currently earning a Management fee paid monthly equal to $5,000 per month in exchange for her services to the Company. However, such fees are currently being accrued and deferred until such time that the Company is in a position, as determined in Leisa Swanson’s sole discretion, to begin making any such payments. There has been no cash payment paid to the individual above for services rendered in all capacities to us for the period ended December 31, 2015.
 This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of the date of this Annual Report we had no employees other than those listed above. All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable. We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of December 31, 2015 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of December 31, 2015, we had 10,247,000 shares of common stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)
Officers and Directors
Leisa Swanson, President, CEO, and Director	10,000,00	97.59%
All officers and directors as a group (1 person)	10,000,000	97.59%
Five Percent Stockholders
None

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015 we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2016.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Officers and Directors

During Fiscal Years 2015 and 201, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 7 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o	The Officers and Directors; Any person proposed as a nominee for election as a director;

o	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
o	Any relative or spouse of any of the foregoing persons who have the same house as such person; and

o
Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our Most Unexceptional interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Florida.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Florida law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Director Independence

The OTC Pink (“OTCP”), the exchange on which our shares of common stock currently trade, does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, New York Stock Exchange (NYSE), American Stock Exchange (AMEX), and NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred auditing expenses of approximately $5,100 and $7,860 respectively,  which includes review engagement and auditing services. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Herewith	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation of Cleaner Yoga Mat, Inc., filed May 9, 2014		3.1	S-1	September 18, 2014

3.2	Bylaws of the Company		3.2	S-1	September 18, 2014

31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X

31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act	X

101	Interactive Data File (for the fiscal year ended December 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cleaner Yoga Mat, Inc.

Date: April 13, 2016	By: /s/ Leisa Swanson
Leisa Swanson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leisa Swanson	Chief Executive Officer and Director	April 13, 2016
Leisa Swanson

/s/ Leisa Swanson	Chief Financial Officer	April 13, 2016
Leisa Swanson