Form 10-Q
period 2016-03-31
Valeritas Holdings Inc.
filed 2016-05-03
CIK 1619250

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-198807

VALERITAS HOLDINGS INC.
 (Exact name of registrant as specified in its charter)

Delaware	46-5648907	5900
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

1370 Sawleaf Ct. San Luis Obispo, California 93401
 Tel. (800) 546-7939

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 29, 2016
Common Stock, $0.001	40,486,004

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of its operations for the three month period ended March 31, 2016 and its cash flows for the nine month period ended March 31, 2016

EXPLANATORY NOTE

Subsequent to the end of the period covered by this Report, on April 14, 2016, Cleaner Yoga Mat, Inc., a Florida corporation (“CYGM”), entered into an Agreement and Plan of Merger (the “Plan of Merger”) with Valeritas Holdings, Inc., its wholly owned Delaware subsidiary (“Valeritas Holdings”), pursuant to which CYGM merged with and into Valeritas Holdings (the “Merger”).  Effective as of April 15, 2016, CYGM merged with and into Valeritas Holdings, with Valeritas Holdings as the surviving corporation and successor in interest to CYGM, pursuant to the Plan of Merger.  The Merger was accomplished by the filing of (a) Articles of Merger with the Secretary of State of the State of Florida (the “Articles of Merger”) and (b) Certificate of Merger with the Secretary of State of the State of Delaware (the “Certificate of Merger”).  The purpose of the Merger was to re-domicile CYGM from Florida to Delaware and to effect a name change and recapitalization, as described below.

Pursuant to the Plan of Merger, upon the effectiveness of the Merger:

•	CYGM re-domiciled from Florida to Delaware and changed its name from “Cleaner Yoga Mat, Inc.” to “Valeritas Holdings, Inc.”;

•
The authorized capital stock of CYGM increased from 100,000,000 shares of common stock, no par value (“CYGM Common Stock”) to 310,000,000 shares of Valeritas Holdings, consisting of 300,000,000 shares of Valeritas Holdings Common Stock and 10,000,000 shares of preferred stock, par value $0.001 per share;

•	The affairs of the registrant ceased to be governed by the FBCA and became subject to the Delaware General Corporation Law;

•
The Certificate of Incorporation of Valeritas Holdings and its existing bylaws became the Certificate of Incorporation (the “Delaware Certificate of Incorporation”) and new bylaws (the “Delaware Bylaws”) of the registrant by operation of the Merger;

•
The sole director of Valeritas Holdings immediately preceding the Merger became the sole director of the surviving corporation on and after the effectiveness of the Merger, and the sole officer of Valeritas Holdings immediately preceding the Merger became the sole officer of the surviving corporation on and after the effectiveness of the Merger;

•
Each share of the CYGM Common Stock issued and outstanding immediately before the Merger automatically extinguished and converted into 4.0486 issued and outstanding and fully paid and non-assessable shares of Valeritas Holdings Common Stock subject to the same terms, conditions as it existed immediately before the Merger;

•	Valeritas Holdings, as the successor registrant, will continue to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

Unless otherwise expressly stated, share and per share numbers below in this Report have not been adjusted to give effect to the 4.0486-for-1 share exchange in the Merger.

The registrant is currently engaged in discussion with Valeritas, Inc., a Delaware corporation, regarding a possible business combination involving the companies.  At that stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  With the permission of Valeritas, Inc., the registrant has changed its name and its domicile to facilitate these discussions. If the parties determine not to proceed with a business combination, the registrant may adopt another name.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements.". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.       FINANCIAL INFORMATION

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets
Cash	$156	$19,618
Inventory	393	465
Total current assets	549	20,083

TOTAL ASSETS	$549	$20,083

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$13,358	$5,602
Accounts payable, related party	110,000	95,000
Interest payable	377	1,868
Loans payable	9,899	20,999
Convertible notes, net	15,000	15,000
Total current liabilities	148,634	138,469

Total liabilities	148,634	138,469
COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit)
Common stock (no par value: shares authorized 100,000,000; 10,247,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Additional Paid-in capital	49,700	49,700
Accumulated deficit	(197,785)	(168,086)
Total stockholders' equity (deficit)	(148,085)	(118,386)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$549	$20,083

The accompanying notes are an integral part of these Financial Statements.

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
STATEMENTSOF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,
	2016	2015

Net sales	$230	$200
Cost of goods sold	79	64
Gross profit	151	136

Selling, general and administrative expenses	(29,135)	(17,739)

Income (loss) from operations	(28,984)	(17,603)
Interest expense	(715)	(2,710)
Net (loss)	(29,699)	(20,313)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	10,247,000	10,000,000

The accompanying notes are an integral part of these Financial Statements.

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows From Operating Activities
Net loss	$(29,699)	$(20,313)
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of debt discount	-	2,500
Changes in operating assets and liabilities:
Accounts payable	7,756	(10,514)
Accounts payable, related party	15,000	15,000
Interest payable	(1,491)	210
Inventory	72	36
Net cash provided used by operating activities	(8,362)	(13,081)

Cash Flows From Financing Activities
Repayment to loan payable	(11,100)	-
Proceeds from loans payable	-	5,000
Net cash provided from financing activities	(11,100)	5,000

Increase (decrease) in cash and cash equivalents	(19,462)	(8,081)

Cash and cash equivalents at beginning of period	19,618	8,643
Cash and cash equivalents at end of period	$156	$562

The accompanying notes are an integral part of these Financial Statements.

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity:    Valeritas Holdings Inc. (the "Company" or “Valeritas Holdings”) (Formerly Cleaner Yoga Mat, Inc.) is a Delaware corporation incorporated on May 9, 2014, and reincorporated in Delaware on April 15, 2016. We are a company that engages in the sale of sanitizing solutions for Yoga and Pilates studios as well as conventional gyms of all sizes. We intend to be a viable solution for fitness studios around the world for the sanitization of their equipment. Valeritas Holdings’ focus is to bring its revolutionary sanitizing products to market, to meet an extremely strong need for a green, fast, inexpensive, and effective method to sanitize mats and equipment in the fitness industry.  Leisa Swanson, who is currently our sole officer and director, founded our Company. Our headquarters are located at 1370 Sawleaf, San Luis Obispo CA 93401.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We have filed a Form S-1 with the U.S. Securities and Exchange Commission and have obtained a listing on the OTC Markets QB tier under the symbol “CYGM”.  We are now exploring additional sources of capital and are in the process of executing our business plan  We anticipate incurring operating losses as we implement our business plan.

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2016 and 2015 are $Nil.

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Advertising and Marketing Costs:    Advertising and marketing costs are expensed as incurred and were $Nil during the three month periods ended March 31, 2016 and 2015.

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

New Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On May 28, 2014, the Company entered into a convertible note for cash proceeds of $5,000 with a company controlled by the daughter of our sole officer and director. The note matures on May 28, 2015 and bears interest at 5% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at $0.01 per share. There is no beneficial conversion feature associated with the convertible note. The note came due on maturity and remained payable at March 31, 2016. During the three month’ period ended March 31, 2016, we accrued interest expenses of $64 in respect of the above convertible note, and paid $438 in cash to reduce the accrued interest. As of March 31, 2016, $34 remained as interest payable (December 31, 2015 - $408).
.
(2)	Convertible Note due on September 4, 2015

On September 4, 2014, the Company entered into a convertible note for cash proceeds of $10,000 with Amy Chaffe, the daughter of our sole officer and director. The note matures on September 4, 2015 and bears interest at 5% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at $0.01 per share.  The note came due on maturity and remained payable at March 31, 2016.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,000 on the note. This value was recorded as a discount on debt and offset to additional paid in capital.

During the three month period ended March 31, 2016, we accrued interest expenses of $128 in respect of the above convertible note, and paid $738 in cash to reduce the accrued interest. As of March 31, 2016, $67 remained as interest payable (December 31, 2015 - $677).

 Interest expense:

	Three Months ended March 31,
	2016	2015
Amortization of debt discount	$-	$2,500
Interest at contractual rate	128	189
Totals	$128	$2,689

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	LOANS PAYABLE

On March 16, 2015, April 8, 2015, May 13, 2015, October 13, 2015 and November 5, 2015, the Company received loans in the amount of $5,000, $1,000, $1,620, $759 and $12,620, respectively, from a company controlled by the daughter of our sole officer and director. The loans are unsecured, have a one-year term from the date the funds were received, and bear interest at 10% per annum, payable on maturity. During the three month period ended March 31, 2016, we accrued cumulative interest expenses of $523 in respect of these loans and made cash payment in the amount of $1,030 to reduce previously accrued interest. As of March 31, 2016 $276 remained as interest payable (December 31, 2015 - $783)

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

As at March 31, 2016 there were a total of 10,247,000 shares issued and outstanding.

6.	RELATED PARTY TRANSACTIONS

The Company entered into a Convertible Note of $5,000 (ref Note 3(1)) on May 28, 2014 with a company controlled by the daughter of our sole officer and director.

The Company entered into a Convertible Note of $10,000 (ref Note 3(2)) on September 4, 2014 with a company controlled by the daughter of our sole officer and director.

On March 16, 2015, April 8, 2015, May 13, 2015, October 13, 2015 and November 5, 2015, the Company received loans in the amount of $5,000, $1,000, $1,620, $759 and $12,620, respectively, from a company controlled by the daughter of our sole officer and director. (ref Note 4)

During the three month period ended March 31, 2016 our sole officer and director, Ms. Leisa Swanson accrued $5,000 per month for management services, totaling $15,000 (March 31, 2015 - $15,000).  At March 31, 2016 a total of $110,000 (December 31, 2015 - $95,000) is due and payable to Ms. Swanson.

7.	INCOME TAXES

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

Operating loss carry-forwards generated during the period from May 9, 2014 (date of inception) through March 31, 2016 of approximately $197,700, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $67,200 at March 31, 2016. For the three month period ended March 31, 2016, the valuation allowance increased by approximately $10,100.

VALERITAS HOLDINGS INC.
(Formerly Cleaner Yoga Mat, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

7.	INCOME TAXES (continued)

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

The tax returns for the period from inception to December 31, 2015 are subject to examination by the Internal Revenue Service.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued.

Subsequent to the end of the period covered by this Report, on April 14, 2016, Cleaner Yoga Mat, Inc., a Florida corporation (“CYGM”), entered into an Agreement and Plan of Merger (the “Plan of Merger”) with Valeritas Holdings, Inc., its wholly owned Delaware subsidiary (“Valeritas”), pursuant to which CYGM merged with and into Valeritas (the “Merger”).  Effective as of April 15, 2016, CYGM merged with and into Valeritas, with Valeritas as the surviving corporation and successor in interest to CYGM, pursuant to the Plan of Merger.  The Merger was accomplished by the filing of (a) Articles of Merger with the Secretary of State of the State of Florida (the “Articles of Merger”) and (b) Certificate of Merger with the Secretary of State of the State of Delaware (the “Certificate of Merger”).  The purpose of the Merger was to re-domicile CYGM from Florida to Delaware and to effect a name change and recapitalization, as described below.
Pursuant to the Plan of Merger, upon the effectiveness of the Merger:

•	CYGM re-domiciled from Florida to Delaware and changed its name from “Cleaner Yoga Mat, Inc.” to “Valeritas Holdings, Inc.”;

•
The authorized capital stock of CYGM increased from 100,000,000 shares of common stock, no par value (“CYGM Common Stock”) to 310,000,000 shares of Valeritas, consisting of 300,000,000 shares of Valeritas Common Stock and 10,000,000 shares of preferred stock, par value $0.001 per share;

•	The affairs of the registrant ceased to be governed by the FBCA and became subject to the Delaware General Corporation Law;

•
The Certificate of Incorporation of Valeritas and its existing bylaws became the Certificate of Incorporation (the “Delaware Certificate of Incorporation”) and new bylaws (the “Delaware Bylaws”) of the registrant by operation of the Merger;

•
The sole director of Valeritas immediately preceding the Merger became the sole director of the surviving corporation on and after the effectiveness of the Merger, and the sole officer of Valeritas immediately preceding the Merger became the sole officer of the surviving corporation on and after the effectiveness of the Merger;

•
Each share of the CYGM Common Stock issued and outstanding immediately before the Merger automatically extinguished and converted into 4.0486 issued and outstanding and fully paid and non-assessable shares of Valeritas Common Stock subject to the same terms, conditions as it existed immediately before the Merger;

•	Valeritas, as the successor registrant, will continue to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.
Share and per share numbers in these financial statements have not been adjusted to give effect to the 4.0486-for-1 share exchange in the Merger.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Valeritas Holdings Inc. (f.k.a. Cleaner Yoga Mat Inc.), unless otherwise indicated.

Corporate Information

The address of our principal executive office is 1370 Sawleaf Ct. San Luis Obispo, California 93401. Our telephone number is (800) 546-7939. Our e-commerce website www.CleanerYogaMat.com.

Our company was incorporated in the State of Florida on May 9, 2014. We are a company that engages in the sale of sanitizing solutions for Yoga and Pilates studios as well of conventional gyms of all sizes. We intend to be a valid solution for fitness studios around the world for the sanitization of their equipment. Valeritas Holdings’s focus is to bring its revolutionary sanitizing products to market, providing a green, fast, inexpensive, and effective method to sanitize mats and equipment in the fitness industry.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2016 and audited financial statements for the year ended December 31, 2015, along with the accompanying notes.

At March 31, 2016 we had cash on hand totaling $156 (December 31, 2015 - $19,618), total assets of $549 (December 31, 2015 - $20,083) and liabilities of $148,634 (December 31, 2015 - $138,469). We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2016). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

For the three months ended March 31, 2016 and 2015

We have generated minimal net revenues since inception, and an amount totaling $151, during the three months ended March 31, 2016 with $136 in net revenue during the three months ended March 31, 2015. Additionally, we continue to incur administrative costs related to our business plan and the filing requirements as a public issuer. Such administrative costs totaled $29,135 during the three months ended March 31, 2016 ($17,739 – March 31, 2015). The increase to the administrative costs is primarily related increased legal fees, audit fee and accruals for work performed for quarterly reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
2.1	Agreement and Plan of Merger, dated April 14, 2016, between Cleaner Yoga Mat, Inc. and Valeritas Holdings, Inc.		2.1	8-K	May 3, 2016

3.1	Certificate of Incorporation of Cleaner Yoga Mat, Inc., filed May 9, 2014		3.1	S-1	September 18, 2014

3.2	Bylaws of the Company		3.2	S-1	September 18, 2014

3.3	Certificate of Incorporation of Valeritas Holdings, Inc., filed April 14, 2016		3.1	8-K	May 3, 2016

3.4	Bylaws of Valeritas Holdings, Inc.		3.2	8-K	May 3, 2016

3.5	Florida Articles of Merger of Cleaner Yoga Mat, Inc. with and into Valeritas Holdings, Inc., filed April 15, 2016		3.3	8-K	May 3, 2016

3.6	Delaware Certificate of Merger of Cleaner Yoga Mat, Inc. with and into Valeritas Holdings, Inc., filed April 15, 2016		3.4	8-K	May 3, 2016

31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X

31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X

32.1	Certification of the Chief Executive and Chief Financial Officer required under Section 1350 of the Exchange Act	X

101	Interactive Data File (for the quarter ended March 31, 2016 furnished in XBRL).
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERITAS HOLDINGS INC.

Date:	May 3, 2016	By:	/s/ Leisa Swanson
		Name:	Leisa Swanson
		Title:	President, Chief Executive Officer, Chief Financial Officer