Form 10-Q
period 2016-06-30
Valeritas Holdings Inc.
filed 2016-08-11
CIK 1619250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-198807

Valeritas Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	46-5648907
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

750 Route 202 South, Suite 600 Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 927-9920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 12,678,991

VALERITAS HOLDINGS, INC.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Part I – Financial Information

Item 1.	Financial Statements

Valeritas Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net	$4,885	$4,601	$9,894	$8,755
Cost of goods sold	3,160	3,962	6,457	7,024

Gross margin	1,725	639	3,437	1,731

Operating expense:
Research and development	1,186	1,751	2,447	3,621
Selling, general and administrative	8,141	11,569	16,550	26,550
Restructuring (note 7)	401	—	2,163	—

Total operating expense	9,728	13,320	21,160	30,171

Operating loss	(8,003)	(12,681)	(17,723)	(28,440)

Other income (expense), net:
Interest expense	(2,421)	(3,470)	(9,006)	(8,693)
Costs associated with aborted 2015 IPO (note 10)	—	—	—	(3,978)
Change in fair value of derivatives	(42)	—	(635)	443

Total other income (expense), net	(2,463)	(3,470)	(9,641)	(12,228)

Loss before income taxes	(10,466)	(16,151)	(27,364)	(40,668)

Income tax expense	—	—	—	—

Net loss	$(10,466)	$(16,151)	$(27,364)	$(40,668)

Net loss per share of common shares outstanding – basic and diluted (note 17)	$(1.09)	$—	$(4.41)	$—

Weighted average common shares outstanding – basic and diluted (note 17)	9,561,826	—	6,207,945	—

See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$20,447	$2,789
Accounts receivable, net	3,744	3,142
Other receivables	213	493
Inventories, net (note 4)	11,134	10,784
Deferred cost of goods sold	762	863
Prepaid expense and other current assets	855	735

Total current assets	37,155	18,806
Property and equipment, net (note 4)	11,428	12,091
Other assets	152	279

Total assets	$48,735	$31,176

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt, related parties (note 8)	$—	$69,107
Current portion of capital lease obligation	—	26
Accounts payable	4,073	7,419
Accrued expense and other current liabilities (note 6)	5,483	5,931
Deferred revenue	1,728	1,895
Derivative liabilities (note 9)	308	—

Total current liabilities	11,592	84,378
Long-term debt, related parties (note 8)	55,822	—
Deferred rent liability	107	143

Total liabilities	67,521	84,521

Stockholders’ deficit (note 1 and note 16)
Common stock, $0.001 par value, 300,000,000 shares authorized; 12,678,991 and 1,631,738 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13	2
Additional paid-in capital	386,437	324,525
Accumulated deficit	(405,236)	(377,872)

Total stockholders’ deficit	(18,786)	(53,345)

Total liabilities and stockholders’ deficit	$48,735	$31,176

See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Additional		Total

			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2015	1,631,738	$2	$324,525	$(377,872)	$(53,345)

Share-based compensation expense	—	—	2,503	—	2,503

Issuance of common stock as a result of the exercise of warrants by related party (note 16)	1,407,476	1	8,932	—	8,933

Issuance of common stock, net of expense to related party (note 16)	1,110,613	1	5,818	—	5,819

Conversion of accrued interest to Common Stock by related parties (note 16)	2,450,160	3	17,931	—	17,934

Issuance of common stock in private placement offering, net of expense (note 16)	5,079,000	5	23,693	—	23,698

Recapitalization for reverse merger (note 16)	1,000,004	1	(1)	—	—

Cancellation of warrants previously classified as derivative liabilities (note 11)	—	—	3,036	—	3,036

Net loss	—	—	—	(27,364)	(27,364)

Balance—June 30, 2016	12,678,991	$13	$386,437	$(405,236)	$(18,786)

See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(27,364)	$(40,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	834	839
Amortization of financing costs	4,389	2,086
Noncash interest expense	4,617	6,607
Share-based compensation expense	2,503	3,573
Costs associated with aborted 2015 IPO	—	3,978
Change in fair value of derivative liabilities	635	(443)
Changes in:
Accounts receivable	(602)	(706)
Other receivables	280	(34)
Inventories	(350)	(1,263)
Deferred cost of goods sold	101	22
Prepaid expense and other current assets	(120)	460
Other assets	126	9
Accounts payable	(3,346)	2,087
Accrued expense	(448)	(602)
Deferred revenue	(167)	26
Deferred rent liability	(36)	(25)

Net cash used in operating activities	(18,948)	(24,054)

Investing activities
Acquisition of property and equipment	(171)	(668)

Net cash used in investing activities	(171)	(668)

Financing activities
Repayment of capital lease	(26)	(77)
Investor capital contributions (note 1)	—	17,982
Proceeds from issuance of private company Series AB Preferred Stock ($5,819 received from related party)	5,819	—
Proceeds from issuance of common stock ($20,000 received from a related party)(note 1)	25,395	—
Costs associated with investor capital contributions	—	(173)
Debt restructuring costs	(355)	—
Offering costs	(1,431)	(634)
Proceeds from exercise of warrants by a related party	7,375	—

Net cash provided by financing activities	36,777	17,098

Net (decrease)/ increase in cash and cash equivalents	17,658	(7,624)
Cash and cash equivalents—beginning of period	2,789	20,944

Cash and cash equivalents—end of period	$20,447	$13,320

Supplemental disclosures of cash flow information
Interest paid	$—	$—
Reclassification of derivative liability upon exercise of warrants	$1,557	$—
Cancellation of derivative liability	$3,036	—
Issuance of derivative liabilities for PPO warrants	$226	—
Conversion of interest and fees and write off of remaining debt discounts	$17,934	—
Issuance of Series AB Preferred Stock warrants	$4,000

See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Organization

Valeritas Holdings, Inc. (formerly Cleaner Yoga Mat, Inc.) was incorporated in Florida on May 9, 2014 and was previously engaged in the sale of sanitizing solutions for Yoga and Pilates studios as well of conventional gyms of all sizes. Valeritas Holdings, Inc., was then reincorporated in Delaware on May 3, 2016.

As used in these Notes, the terms “Valeritas” and the “private company” refer to the business of Valeritas, Inc. prior to the 2016 Merger, the term “Valeritas Holdings, Inc. refers to the combination of Valeritas and Valeritas Holdings, Inc. after giving retrospective effect to the recapitalization under the 2016 Merger.

Valeritas was incorporated in the state of Delaware on December 27, 2007 when it was converted into a Delaware Corporation from a Delaware limited liability company, which was formed on August 2, 2006 and changed its name from Valeritas LLC. The Company is a commercial-stage medical technology company focused on developing innovative technologies to improve the health and quality of life of people with Type 2 diabetes. The Company designed its first commercialized product, the V-Go Disposable Insulin Delivery Device, or V-Go, to help patients with Type 2 diabetes who require insulin to achieve and maintain their target blood glucose goals. V-Go is a small, discreet and easy-to-use disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.

2016 Reverse Merger and Recapitalization

On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization, dated May 3, 2016 (the “Merger Agreement”), by and among Valeritas Holdings, Inc., a Delaware corporation (the “Parent”), Valeritas Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Parent (the “Acquisition Subsidiary”) and Valeritas, Inc., Acquisition Subsidiary was merged with and into Valeritas, with Valeritas being the surviving entity and as a wholly owned subsidiary of the Parent (the “2016 Merger”). Immediately prior to the 2016 Merger, all shares of common stock, Series D Preferred Stock, Series AA Preferred Stock, and shares underlying common stock options and shares underlying the warrants were canceled without consideration. Concurrent with the 2016 merger, the shares of Valeritas private company Series AB Preferred Stock were canceled and each share of private company Series AB Preferred Stock of Valeritas was replaced with 0.23856 shares of common stock of Valeritas Holdings, Inc.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, the Parent transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-Merger majority stockholder of the Parent (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of 40,486,000 shares of the Parent’s common stock held by such stockholder (which will be cancelled and will resume the status of authorized but unissued shares of the Parent’s common stock) and (ii) certain representations, covenants and indemnities.

The Merger is being accounted for as a “reverse merger,” and Valeritas is deemed to be the accounting acquirer in the reverse merger. The historical financial statements of the Valeritas Holding, Inc. (also formerly known as Cleaner Yoga Mat, Inc.) prior to the 2016 Merger will be replaced with the historical financial statements of Valeritas.

Amounts for Valeritas historical (pre-merger) common stock, preferred stock, warrants, and stock options including share and per share amounts have been retroactively adjusted using their respective exchange ratio in these financial statements, unless otherwise disclosed. Any amounts funded in connection with the original issuance of the common stock, Series D Preferred Stock and Series AA Preferred Stock have been retrospectively adjusted and accounted for as capital contributions as those classes of Valeritas stock did not receive common shares of Valeritas Holdings, Inc. in connection with the 2016 Merger. All shares of Valeritas private company Series AB Preferred Stock have been retrospectively adjusted to common stock of Valeritas Holdings, Inc. based upon the exchange ratio noted above.

2. Liquidity, Uncertainties and Going Concern

The Company is subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company expects that their sales performance and the resulting operating income or loss, as well as the status of each of their new product development programs, will significantly impact their cash requirements.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2016, the Company had $20.4 million in cash and cash equivalents and an accumulated deficit of $405.2 million. The Company’s restructured senior secured debt includes a liquidity covenant whereby the Company must maintain a cash balance greater than $5.0 million.

The Company’s cash balance will not be sufficient to satisfy the Company’s operations for the next 12 months from June 30, 2016 or maintain its liquidity covenant, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that their actual sales performance and the resulting operating income or loss, as well as the status of each of their new product development programs, will significantly impact their cash management. The Company intends to maintain compliance with the liquidity covenant and fund future operations by raising additional capital. There can be no assurances that financing will be available on terms acceptable to the Company, or at all.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction in Valeritas Holdings, Inc.’s 2015 annual consolidated financial statements included within Form S-1 dated July 22, 2016.

The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 may not be indicative of results for the full year.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Valeritas Holdings, Inc.’s 2015 annual consolidated financial statements included within Form S-1 dated on July 22, 2016.

Recent Accounting Pronouncements

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, effective January 1, 2018, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company has not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e.lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In March, 2016, the FASB issued ASU No 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this standard is permitted. The amendments requiring recognition in the income statement of excess tax benefits and tax deficiencies resulting from settlements arising after the date of adoption of the new standard should be applied prospectively. Changes relating to classification of excess tax benefits and tax deficiencies in the statement of cash flows may be applied either prospectively or retrospectively. All other amendments are to be applied retrospectively. We have not elected early adoption of this standard. We are currently evaluating the impact this new standard will have on our financial statements.

4. Inventory

Inventory at June 30, 2016 and December 31, 2015 consists of:

	June 30	December 31
(Dollars in thousands)	2016	2015
Raw materials	$1,387	$1,587
Work in process	2,598	2,659
Finished goods	7,149	6,538

Total	$11,134	$10,784

Cost is determined on a first in, first out, or FIFO, basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves at June 30, 2016 and December 31, 2015 were $2.0 million and $2.3 million, respectively.

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

		June 30	December 31
(Dollars in thousands)	Useful lives	2016	2015
Machinery and equipment	5-10	$10,874	$10,594
Computers and software	3	1,338	1,312
Leasehold improvements	6-10	212	212
Office equipment	5	89	89
Furniture and fixtures	5	206	206
Construction in process		4,795	4,931

Total		17,514	17,344
Accumulated depreciation		(6,086)	(5,253)

Property and equipment, net		$11,428	$12,091

Depreciation and amortization expense for the three months and six months ended June 30, 2016 were $0.4 million and $0.8 million, respectively. Depreciation and amortization expense for the three months and six months ended June 30, 2015 were $0.4 million and $0.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Compensation	$1,429	$2,932
Restructuring costs (note 7)	1,308	—
Marketing services	398	863
Distribution agreements and managed care costs	920	867
Professional fees	866	623
Franchise taxes	82	263
Travel expenses	148	144
Manufacturing overhead	72	46
Other accruals	260	193

Total accrued expenses and other current liabilities	$5,483	$5,931

7. Restructuring

In February 2016, as part of a restructuring plan, the Company underwent a labor force reduction. The total restructuring costs are expected to be $2.7 million and consists of $1.2 million severance expense and $1.5 million of retention bonuses. The retention bonuses were scheduled to be paid in two installments over the 12 months following the commencement of the restructuring plan. Employees entitled to the retention must remain employed with the Company in good standing for at least 6 months after each installment payment. Otherwise, employees are obligated to repay the entire bonus received for that installment.

The Company accrues the retention bonus monthly on a straight line basis through the retention period. See below for all activity during the six months ended June 30, 2016:

	Severance Accrual	Retention Bonus Accrual	Total
(Dollars in thousands)
December 31, 2015 Balance	—	—	—
Restructuring in February, 2016	$1,217	$—	1,217

Accruals for retention bonus	—	854	854

Payments	(520)	(243)	(763)

June 30, 2016 Balance	$697	$611	$1,308

8. Debt

At June 30, 2016 and December 31, 2015, the Company had the following debt outstanding:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Senior secured debt, net	$50,000	$50,000
Prepayment fee	—	2,438
Issuance costs	(228)	(301)
Payment-in-kind (PIK) interest	947	10,956

Total senior secured debt, net	50,719	63,093

Other note payable, net	5,000	4,210
Payment-in-kind (PIK) interest	103	1,804

Total other note payable, net	5,103	6,014

Total debt	$55,822	$69,107

Total debt, long-term	$55,822	$—
Total debt, short-term	$—	$69,107

Presentation

In 2015, the Company did not meet the minimum revenue covenant of $50 million contained in the Senior Secured Debt Agreement. Also, the Company did not meet the capital financing targets and was not able to maintain adequate operating cash and working capital all of which triggered the occurrence of a Material Adverse Change as stipulated within the Senior Secured Debt Agreement. The Company has entered into a series of forbearance agreements as described below, which extended the repayment terms through May 3, 2016. Due to the covenant failures and an associated cross-default covenant in the Other Note Payable that refers to defaults on other debt instruments held by the Company, both debt balances were being presented as short-term debt in the Company’s consolidated balance sheet at December 31, 2015.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Senior Secured Debt and Other Note Payable, which extended the payment term of respective principal balance of $50 million and $5 million to March 31, 2021 and September 8, 2021, respectively. As such, the Company has classified the principal balances of debt as long-term at June 30, 2016.

During the quarter and six month periods ended June 30, 2016, the Company incurred non-cash interest expense of $2.3 million and $9.0 million, respectively. During the quarter and six month periods ended June 30, 2015, the Company incurred non-cash interest expense of $3.5 million and $8.7 million, respectively.

Senior Secured Debt

On May 23, 2013, the Company entered into the Term Loan of $50 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of their assets, including their material intellectual property. The Term Loan bore interest at 11% per annum and compounds annually. Until the third anniversary of the Term Loan, the Company had the option to pay quarterly interest of 7.5% in cash and 3.5% paid-in-kind, or PIK, interest which is added to the aggregate principal amount of the Term Loan on the last day of each quarter. Thereafter, interest on the Term Loan was payable only in cash. The Term Loan contained a minimum revenue covenant, which was $50.0 million for 2015.

The events of default, described previously, has led the Company to enter into a series of forbearance agreements with CRG. The initial forbearance agreement was entered on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended entered in 2015, contained a number of terms and conditions in exchange for CRG’s agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. As of December 31, 2015, the parties deferred the forbearance expiration date again to January 22, 2016. The forbearance agreements entered in 2015 and 2016 were accounted as trouble debt restructuring (“TDR’). There was no gain associated with the TDR, however the modified effective interest rate was applied prospectively.

On January 22, 2016, the Company and CRG amended the forbearance agreement to extend the forbearance period to March 31, 2016. As part of the terms within the forbearance agreement, dated January 29, 2016, the Company issued warrants to CRG exercisable into 16,000,000 shares of private company Series AB Preferred Stock of the private company at $1.25 per share. The warrant had a term of one year. The warrant fair value at the date of issuance was determined to be $4.0 million, using Black Scholes option pricing model (see note 9 below). The warrant was accounted for as a debt discount and amortized through to May 3, 2016, when the Term Loan was restructured.

On March 25, 2016, the Company and CRG amended forbearance agreement to extend the expiration of the forbearance period to April 30, 2016 and included a number of events that could trigger an earlier expiration of the forbearance agreement. This did not result in any restructuring gain or loss and the modified effective interest rate was applied prospectively.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Senior Secured Debt. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock (see Other Note Payable for additional conversions during 2016). The private company Series AB shares were then converted into 2,053,959 of the Company’s common stock upon the 2016 Merger and all private company common shares were canceled upon the 2016 Merger. The principal balance was restated as $50 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The restructured Senior Secured Debt Agreement requires quarterly interest payments during the term of the loan, which are set to commence on June 30, 2018. The repayment of principal on amounts borrowed under the Senior Secured Debt is scheduled to be completed on March 31, 2021.

The restructured Senior Secured Debt Agreement contains a financial covenant, which requires the Company to maintain a minimum cash balance of $5.0 million. As of June 30, 2016, we were in compliance with the financial covenant in the restructured Senior Secured Debt agreement, as we held cash and cash equivalents of $20.4 million.

Warrant

In 2014, the Company issued warrants to CRG to purchase 177,347 shares of private company common stock exercisable at $0.013 per share. On February 27, 2015, the Company further issued warrants to purchase 1,802 shares of private company common stock with the same exercise price and terms to those issued in 2014. The Company recorded the loan net of original issuance discount calculated fair value of the issued warrants. On January 29, 2016, the Company issued CRG additional warrants to acquire 16,000,000 private company Series AB shares at exercise price of $1.25, which would have converted to 3,816,960 shares of common stock in the public company. The fair value of the warrant at the date of issuance is determined to be $4,000,000, which the Company recorded as additional debt discount and a derivative liability.

All of the private company common stock and preferred stock warrants issued to CRG were cancelled or exercised during the six months ended June 30, 2016. The forbearance agreements entered into during 2015 and 2016, triggered a TDR and accelerated the timing of repayment of the Term Loan to January 22, 2016 which was extended during 2016 through May 3, 2016. The Company accelerated the amortization of the debt discount associated with the private company common stock warrants through January 22, 2016 and accelerated the amortization of the debt discount associated with the private company Series AB preferred stock warrants through May 3, 2016. As such, all discounts associated with warrants issued in connection with the Senior Secured Debt were fully amortized at June 30, 2016.

Financing costs

The Company recorded the Term Loan net of deferred financing costs paid directly to the creditor (and therefore treated as a discount to the debt) of $500 relating to the lender finance fee of 1%. The discount related to the issuance costs is being amortized over the term of the loan using the effective interest method. The forbearance agreements entered into during 2015 accelerated the timing of repayment of the Term Loan to January 22, 2016. The Company accelerated the amortization of the debt discount to coincide with the forbearance period. The carrying amount of the debt discount relating to the original deferred financing costs was fully amortized at June 30, 2016.

In connection with the restructuring of the Senior Secured Debt on May 3, 2016, the Company incurred costs of $0.2 million which were recorded as a discount to the Senior Secured Debt balance and will be amortized through the term of the loan using the effective interest rate method. At June 30, 2016, $0.2 million of the restructured debt discount remained.

Lenders Put Option

Upon a change in control or certain asset sales, the Capital Royalty Partners loan was to be prepaid in an amount equal to the outstanding principal balance plus accrued and unpaid interest, taking into account a prepayment premium that started at 5% of the balance and decreased to 0% over time. The Company determined that the prepayment feature qualified as an embedded derivative requiring bifurcation from the debt. On May 23, 2014, the derivative was initially valued at $0.6 million and recorded as a long term liability within “derivative liabilities” in the Company’s consolidated balance sheet with a corresponding discount on the Term Loan. Upon default of the Term Loan, the Lenders called for immediate repayment of the Term Loan including a 4% prepayment penalty. As such, the derivative liability associated with the Term Loan prepayment provision was considered to be extinguished and the prepayment penalty in the amount of 2.4 million was accrued at December 31, 2015. The full prepayment penalty accrued at December 31, 2015 as well as the additional prepayment fee accrued during 2016 prior to the restructuring was included in the interest and fees that were converted into private company common shares and Series AB preferred stock upon the restructuring. As such, the full prepayment fee was extinguished on May 3, 2016.

The original issue discount for the prepayment feature was being amortized over the term of the loan using the effective interest method. The forbearance agreements entered into during 2015 and 2016, triggered a TDR and accelerated the timing of repayment of the Term Loan to January 22, 2016 and the remaining original issue discount was fully amortized in the first quarter of 2016.

Other Note Payable

In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note, to WCAS Capital Partners IV, L.P., or WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. On May 23, 2013, the WCAS Note was amended such that the note now bears interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. The Company may pay off the WCAS Note at any time without penalty.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Other Note Payable. WCAS converted its outstanding accrued interest and fees of $2.1 million to 1,660,530 shares of private company Series AB preferred stock, which were then converted into 396,201 shares of common stock of the Company upon the merger. At the time of the debt restructuring, $0.7 million of remaining in debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company, resulting in a net charge of $1.4 million to equity for the senior subordinated note (see Senior Secured Debt for additional conversions during 2016).

The principal balance was restated as $5.0 million with 12% per annum payable entirely as paid-in-kind interest and debt maturity date set at September 8, 2021. No interest payments are required during the term of the loan. The principal balance and any interest accrued during the term of the loan are due on the maturity date.

9. Derivative Liability

Private Company Series AB Preferred Stock Warrants

On January 29, 2016, Valeritas, Inc. issued CRG warrants to acquire 16,000,000 Series AB Preferred Stock of the private company at an exercise price of $1.25 with term of one year from the date of issuance. The warrants were accounted as derivative liability at fair value as the warrant for Series AB embodies a conditional obligation for the Company to repurchase its shares at a deemed liquidation event.

The fair value of the warrant at the date of issuance is $4.0 million based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	January 29, 2016	Weighted Average Upon Exercise and Cancellation
Dividend yield	—	—
Expected volatility	80.0%	80.0%
Risk-free rate of return	0.47%	0.61%
Expected term (years)	1.0	0.80
Fair Value per share	$0.25	$0.30

Through April of 2016, CRG exercised warrants to acquire 5,900,000 shares of Series AB Preferred Stock of the private company (1,407,476 common shares of Valeritas, Holdings, Inc. post recapitalization) for gross proceeds of $7.4 million. The fair value of exercised warrants of $1.6 million was reclassified from derivative liability to additional paid in capital. On May 3, 2016, the Company cancelled any outstanding warrants to acquire private company Series AB Preferred Stock. The remaining derivative liability balance of $3.0 million was reclassified from derivative liability to additional paid in capital upon cancellation of the unexercised warrants.

The activities of the private company Series AB warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2015	—	—	—
Warrants issued in conjunction with private company Series AB financing	16,000,000	$1.25
Warrants cancelled	(10,100,000)	$1.25	—

Warrants exercised	(5,900,000)	$1.25	—

Outstanding and exercisable—June 30, 2016	—	—	—

Placement Agent Warrants

The Company also issued 83,120 warrants to acquire common stock to the placement agents in the PPO. The warrants are accounted as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.

The fair value of the warrant at the date of issuance and at June 30, 2016 was estimated to be $0.3 million, based on the Black-Scholes option pricing model. Key assumptions used to apply this model were as follows:

	May 3, 2016	June 30, 2016
Dividend yield	—	—
Expected volatility	84.9%	84.9%
Risk-free rate of return	1.22%	1.01%
Expected term (years)	5.0	4.9
Fair Value per share	$3.20	$3.71

The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2015	—	—	—
Warrants issued in conjunction with public share offering	83,120	$5.00	5.0 years
Warrants exercised	—	—

Outstanding and exercisable—June 30, 2016	83,120	$5.00	4.9 years

10. Offering and acquisition related costs

The Company had capitalized deferred offering costs, which primarily consisted of direct incremental legal and accounting fees relating to the Initial Public Offering (IPO). In 2015, the offering was terminated. The previously capitalized deferred offering costs and additional costs incurred through to the termination of the IPO, aggregated to $4.0 million were expensed in the first quarter of 2015.

11. Fair Value Measurements

The Company determines the fair values of its financial instruments based upon the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2016 or 2015. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2016 and December 31, 2015 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. The fair value of the senior secured debt and WCAS note approximate their carrying value as of June 30, 2016 and December 31, 2015.

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2016. No financial assets or liabilities were measured at fair value on a recurring basis at December 31, 2015.

	Fair Value as of June 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$308	$—	$—	$308

Total	$308	$—	$—	$308

The Company’s derivative liabilities are classified within Level 3 because they are valued with an option pricing model, where certain inputs to the model are unobservable and reflect the Company’s assumptions as to what market participants would use.

The warrants were valued using the Black Scholes option pricing model (refer to note 9). The life of the warrant is equal to the weighted average remaining contractual life of the warrants. The volatility utilized is based upon the volatilities observed from publicly traded companies that are comparable to the Company. To date, the Company has not declared or paid dividends to any of its shareholders so the assumed dividend rate is zero. The short term risk-free rate utilized is the yield on US Treasury STRIPS corresponding to the life of the warrant.

The following table presents the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2016:

(Dollars in Thousands)
Balance, December 31, 2015	$—
Issuance of private company Series AB preferred warrant	4,000
Increase for fair value adjustment of warrant liability	635
Decrease for fair value adjustment of exercised warrant	(1,557)
Cancelled warrants	(3,036)
Issuance of common stock warrant in PPO	266

Balance, June 30, 2016	308

Concurrent with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Senior Secured Debt and Other Note Payable that extended the payment term of respective principal balance of $50 million and $5 million to March 31, 2021 and September 8, 2021. All warrants for private company common stock, Series D and private company Series AB there were outstanding on May 3, 2016 were cancelled.

12. Commitments and Contingencies

Operating Leases

The Company leases buildings in Shrewsbury, Massachusetts and Bridgewater, New Jersey and equipment under operating lease agreements, expiring through 2017. In addition to rental expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. The rental payments include the minimum rentals plus common area maintenance charges. Some of the leases include renewal options. Rental expense under operating leases amounted to $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Rental expense under operating leases amounted to $0.7 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2016	$583
2017	1,020
2018	121

$1,724

Licensing Agreement

Pursuant to a formation agreement, dated as of August 22, 2006 (the Formation Agreement), BioValve and BTI Technologies Inc. (BTI), a wholly owned subsidiary of BioValve, contributed to Valeritas, LLC all of their right, title and interest in and to all of the assets, properties and rights of BioValve and BTI to the extent related to BioValve’s drug delivery/medical device initiative, consisting of patents and equipment, hereafter referred to as the Device Assets (Device Assets).

On August 22, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of June 30, 2016 and December 31, 2015, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in the V-Go or any current products under development.

13. Other Warrants

Preferred Stock Warrants

In February 2015, the Company issued warrants to a private company Series D investor warrants to purchase 3,750 private company Series D shares. The exercise price of the warrants are $10.00 per share. All private company Series D warrants were exercised and converted to private company common shares as part of the conversion Series D shares.

14. Stock-Based Compensation

Stock Options and Restricted Stock

Total stock-based compensation expense related to stock options and restricted stock was $1.9 million and $1.4 million for the quarter ended June 30, 2016 and 2015, respectively. Total stock-based compensation expense related to stock options and restricted stock was $2.5 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively.

On March 7, 2016, the Company dissolved Valeritas Holdings, LLC. As a result of the dissolution, the 2008 Employee Equity Compensation Plan was terminated and all options outstanding thereunder were cancelled. On May 3, 2016, the 2014 Employee

Equity Compensation Plan (the “2014 Plan”) was terminated and all options outstanding thereunder were cancelled. As a result of the cancellation of the plans, the Company recognized a one-time expense of $1.6 million during 2016. The 2016 Employee Equity Compensation plan was established concurrently with the 2016 Merger. As a result of the cancellation of the 2008 and 2014 Employee Equity Compensation Plans stock option activity for the six months ended June 30, 2016 was as follows:

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	21,423,004	$1.82	5.9 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / Cancelled	(21,423,004)	1.82	—	—
Expired	—	—	—	—

Options outstanding at June 30, 2016	—	$—	—	—

2016 Employee Equity Compensation Plan Stock option activity for the six months ended June 30, 2016 was as follows:

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	—	$—	—	—
Granted	1,789,000	5.00	10.00 years	—
Exercised	—	—	—	—
Forfeited / Cancelled	(25,000)	5.00	—	—
Expired	—	—	—	—

Options outstanding at June 30, 2016	1,764,000	$5.00	9.85 years	—

The fair value of the options at the date of issuance was estimated to be $6.5 million, based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

Weighted Average on Grant Date
Dividend yield	—
Expected volatility	85.92%
Risk-free rate of return	1.43%
Expected term (years)	6.31
Fair Value per share	$3.65

During the second quarter of 2016, the Company issued restricted stock awards to employees. The grants vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We currently expect, based on historical analysis, an annual forfeiture rate of approximately 22%. This assumption is reviewed periodically and the rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	—
Awards granted	404,800
Stock issued	—
Awards forfeited	—

Non-vested awards outstanding at June 30, 2016	404,800

15. Related Party Transactions

On September 8, 2011, the Company issued a $5.0 million note payable to WCAS Capital Partners IV, L.P. (WCAS), a private company Series D Preferred shareholder (See discussion of “Other Note Payable” in note 8). Certain affiliates of WCAS are also common stock shareholders as of June 30, 2016. Upon restructuring of the Company’s debt, WCAS converted $2.1 million of outstanding interest into 1,660,530 shares of Series AB Preferred Stock, which was converted to 396,201 shares of common stock of the Company.

During the six months ended June 30, 2016, CRG participated in additional private company Series AB financing as well as exercised its private company Series AB warrants to acquire additional 10,276,030 shares of private company Series AB Preferred Stock (2,518,089 shares of Valeritas Holdings, Inc. common stock after the recapitalization) of the Company for gross amount of $12.8 million. CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 2,053,959 of the Company’s common stock upon the merger and all private company common shares were canceled upon the merger. Upon the closing of the 2016 Merger, the aggregate CRG shares of Series AB Preferred Stock were exchanged for 5,487,766 common stock in the Parent. CRG also took part in the abovementioned Private Placement, contributing additional $20 million for 4,000,000 common stock of Valeritas Holdings. The aggregate common shares of Valeritas Holdings, Inc. held by CRG upon closing of the 2016 Merger were 9,487,763.

16. Stockholders’ Deficit

In connection with the 2016 Merger and the retrospective application of the recapitalization of the Company, the par value of common stock of Valeritas Holdings, Inc. of $0.001 and the authorized shares of 300,000,000 common shares and 10,000,000 shares of blank check preferred stock of Valeritas Holdings, Inc. became the capital structure of the Company.

Concurrently with the closing of the 2016 Merger, and as a condition to the 2016 Merger, the Company closed a private placement offering (the “Private Placement”) of approximately 5 million shares of common stock of Valeritas Holdings at a purchase price of $5.00 per share, for proceeds of approximately $24.0 million, net of financing costs. Existing investors of the Company invested $20 million of the Private Placement. The pre-2016 Merger stockholders of the Company retained an aggregate of 1,000,004 shares of common stock.

Prior to the 2016 Merger and recapitalization, Valeritas, Inc. recognized the following preferred stock transactions in the private company shares:

Series AB Convertible Preferred Stock

The Company issued 4,655,430 of private company Series AB Preferred Stock of the private company (1,110,613 common shares of Valeritas Holdings, Inc. after the recapitalization) on January 29, 2016 for gross proceeds of $5.8 million. During February, March and April of 2016, CRG exercised warrants with respect to 5,900,000 private company Series AB Preferred Stock of the Private Company (1,407,476 common shares of Valeritas Holdings, Inc. after the recapitalization) for gross proceeds of $7.4 million and $1.6 million of derivative liabilities. As of June 30, 2016, all private company Series AB Preferred Stock of the private company outstanding was converted to common shares of Valeritas Holdings, Inc. All remaining derivative liabilities associated with the Series AB warrants were reclassified to equity upon cancellation.

Any amounts funded in connection with the original issuance of the common stock, Series D Preferred Stock and Series AA Preferred Stock have been retrospectively adjusted and accounted for as capital contributions as those classes of Valeritas, Inc. stock did not receive common shares of Valeritas Holdings, Inc. in connection with the 2016 Merger.

Debt Conversion

CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 2,053,959 of the Company’s common stock upon the merger and all private company common shares were canceled upon the 2016 Merger.

Concurrently with the closing of the Merger on May 3, 2016, the Company restructured its Other Note Payable. WCAS converted its outstanding accrued interest and fees of $2.1 million into 1,660,530 shares of private company Series AB preferred stock which were then converted into 396,201 shares of common stock of the Company upon the 2016 Merger. At the time of the debt restructuring, $0.7 million of remaining in debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company resulting in a net charge of $1.4 million to equity for the senior subordinated note.

17. Net Loss Per Share

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the quarters and six months ended June 30, 2016 and 2015 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

As described in note 1 and Note 16, all outstanding Series AA Preferred Stock, Series D Preferred Stock and Common Stock were retired and cancelled prior to the 2016 Merger without consideration. They are therefore being excluded in the calculation of the net loss per share calculation included in these financial statements which have been retrospectively adjusted for the recapitalization of the Company. The weighted average common shares in 2016 and 2015 reflect the outstanding private company Series AB Preferred Stock of the private company as converted at the conversion ratio of 0.23856.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Valeritas Holdings, Inc. (formerly Cleaner Yoga Mat, Inc.), was incorporated in Florida on May 9, 2014 and was previously engaged in the sale of sanitizing solutions for Yoga and Pilates studios as well of conventional gyms of all sizes. Valeritas Holdings, Inc. was then reincorporated in Delaware on May 3, 2016 as part of the 2016 Merger (as defined below).

On May 3, 2016, our wholly-owned subsidiary, Valeritas Acquisition Corp., a corporation formed in the State of Delaware on May 3, 2016 (“Acquisition Sub”), merged with and into Valeritas, Inc., a corporation incorporated on August 26, 2008 in the state of Delaware (“Valeritas” or the “private company”). Pursuant to this transaction (the “2016 Merger”), Valeritas was the surviving corporation and became our wholly-owned subsidiary. All of the outstanding stock of Valeritas was converted into shares of our Common Stock.

In connection with the 2016 Merger and pursuant to the Split-Off Agreement, we transferred our pre-2016 Merger assets and liabilities to our pre-2016 Merger majority stockholder, in exchange for the surrender by her and cancellation of 40,486,000 shares of our Common Stock.

As a result of the 2016 Merger and Split-Off, we discontinued our pre-2016 Merger business and acquired the business of Valeritas and will continue the existing business operations of Valeritas as a publicly-traded company under the name Valeritas Holdings, Inc. Following the 2016 Merger and Split-Off, the shareholders of Valeritas effectively control the combined companies, and as such, Valeritas is deemed to be the accounting acquirer in the 2016 Merger.

As the result of the 2016 Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Valeritas, the accounting acquirer, prior to the 2016 Merger are considered the historical financial results of the Company.

The 2016 Merger is being accounted for as a “reverse merger,” and Valeritas is deemed to be the accounting acquirer in the reverse merger. As such, the historical financial statements of the Valeritas Holding, Inc. (also formerly known as Cleaner Yoga Mat, Inc.) prior to the 2016 Merger will be replaced with the historical financial statements of Valeritas.

Amounts for Valeritas historical (pre-merger) common stock, preferred stock, warrants, and stock options including share and per share amounts have been retroactively adjusted using their respective exchange ratio in these financial statements, unless otherwise disclosed. As such, all shares of Valeritas, Inc. common stock, Series D Preferred Stock and Series AA Preferred Stock have been eliminated in the historical results, beginning with the earliest period presented. Any amounts funded in connection with the original issuance of the common stock, Series D Preferred Stock and Series AA Preferred Stock have been retrospectively adjusted and accounted for as capital contributions as those classes of Valeritas stock did not receive common shares of Valeritas Holdings, Inc. in connection with the 2016 Merger. All shares of Valeritas private company Series AB Preferred Stock have been retrospectively adjusted to common stock of Valeritas Holdings, Inc. based upon the exchange ratio noted above.

The following discussion highlights Valeritas’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Valeritas’s unaudited financial statements contained in this Report, which we have prepared in accordance with accounting principles generally accepted in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements of Valeritas for the fiscal years ended December 31, 2015 and 2014 contained in the Form S-1 Registration Statement, dated and filed with the U.S. Securities and Exchange Commission on July 22, 2016 and the unaudited financial statements of Valeritas for the three and six months ended June 30, 2016 and 2015 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the unaudited financial statements for the three and six months ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature.

Executive Summary

Company Background and Strategy

We are a commercial-stage medical technology company focused on developing innovative technologies to improve the health and quality of life of people with Type 2 diabetes. We designed our first commercialized product, the V-Go Disposable Insulin Delivery Device, or V-Go, to help patients with Type 2 diabetes who require insulin to achieve and maintain their target blood glucose goals. V-Go is a small, discreet and easy-to-use disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.

We currently focus on the treatment of patients with Type 2 diabetes—a pervasive and costly disease that, according to the 2014 National Diabetes Statistics Report released by the U.S. Centers for Disease Control and Prevention, or CDC, currently affects between 90% to 95% of the approximately 22 million U.S. adults diagnosed with diabetes. The CDC estimates that the combined direct medical and drug costs and indirect lost productivity costs of diabetes in the United States are approximately $245 billion annually. We believe the majority of the 12.8 million U.S. adults treating their Type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from V-Go’s innovative approach to Type 2 diabetes management. Our near-term market consists of the approximately 5.8 million of these patients who currently take insulin, which includes 4.6 million patients who have not been able to achieve their target blood glucose goal.

We commenced commercial sales of V-Go in the United States during 2012. In the second half of 2012, we began hiring sales representatives in selected U.S. markets. At the end of 2015, our sales team covered 63 territories primarily within the East, South, Midwest and Southwest regions of the United States. Since launching V-Go, the total number of prescriptions for, and the number of patients using, V-Go have increased each year.

Based on prescription data, we estimate there were approximately 92,000 V-Go prescriptions filled during the year ended December 31, 2015, and we estimate that approximately 11,500 patients with Type 2 diabetes were using V-Go during 2015.

2016 Second Quarter Executive Summary

In the second quarter of 2016 as compared to the second quarter of 2015, our revenue increased 6.2% to $4.9 million, gross margin increased from 13.9 % to 35.3%, and our net loss decreased 35.2% to $10.6 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•	Our revenue has been impacted by a reduction in our field sales force, which was the result of Company restructuring efforts during February of 2016. In terms of representatives on the ground, we started the quarter with 28 filled territories and had an average of 24 filled territories in the quarter (compared to an average of 59 filled territories in the second quarter of 2015. The net growth in revenue was primarily the result of higher average net pricing in 2016, supported by our executed increase in our gross price charged to distributors.

•	We have significantly increased the gross margins for our product by creating manufacturing efficiencies and by implementing cost effective processes in our product development.

In obtaining additional financing through our recent offering, we will look to grow our sales force and expand into new markets in the beginning of 2017, which should continue the Company’s revenue growth.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2015 and 2016

The following is a comparison of revenue and expense categories for the three months ended June 30, 2016 and 2015:

(Dollars in thousands)	Quarter Ended June 30,		Change
	2016	2015	$	%
Revenue, net	$4,885	$4,601	284	6.2
Cost of goods sold	3,160	3,962	(802)	(20.2)

Gross margin	1,725	639	1,086	170.0

Operating expense:
Research and development	1,186	1,751	(565)	(32.3)
Selling, general and administrative	8,141	11,569	(3,428)	(29.6)
Restructuring	401	—	401	100.0

Total operating expense	9,728	13,320	(3,592)	(27.0)
Operating loss	(8,003)	(12,681)	(4,678)	(36.9)

Other income (expense), net:
Interest expense	(2,421)	(3,470)	1,049	30.2
Change in fair value of derivatives	(42)	—	(42)	(100.0)

Total other income (expense), net	(2,463)	(3,470)	(1,007)	(30.2)

Loss before income taxes	(10,466)	(16,151)	(5,685)	(35.2)

Income tax expense	—	—	—	—

Net loss	$(10,466)	$(16,151)	(5,685)	(35.2)

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following is a comparison of revenue and expense categories for the six months ended June 30, 2016 and 2015:

(Dollars in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Revenue, net	$9,894	$8,755	1,139	13.0
Costs of goods sold	6,457	7,024	(567)	(8.1)

Gross Margin	3,437	1,731	1,706	98.6
Operating expense:
Research and development	2,447	3,621	(1,174)	(32.4)
Selling, general and administrative	16,550	26,550	(10,000)	(37.7)
Restructuring	2,163	—	2,163	100.0

Total operating expense	21,160	30,171	(9,011)	(29.9)

Operating loss	(17,723)	(28,440)	10,717	(37.7)
Other income (expense), net:
Interest expense	(9,006)	(8,693)	(313)	(3.6)
IPO costs written off	—	(3,978)	3,978	100.0
Change in fair value of derivatives	(635)	443	(1,078)	(243.3)

Total other income (expense), net	(9,641)	(12,228)	2,587	(21.2)

Net loss before tax expense	$(27,364)	$(40,668)	(13,304)	(32.7)
Tax expense	—	—	—	—

Net loss	$(27,364)	$(40,668)	(13,304)	(32.7)

Revenue

We generate revenue from sales of V-Go to third-party wholesalers and medical supply distributors that take delivery and ownership of V-Go and, in turn, sell it to retail pharmacies or directly to patients with Type 2 diabetes. V-Go 30-day packages are sold to wholesalers and distributors at wholesale acquisition cost (WAC) and the Company reports net revenue after taking into consideration sales deductions as described in the Company’s financial statements. Our revenue is generated in the United States, and we view our operations as one operating segment. Financial information is reviewed on a consolidated basis to allow management to make decisions regarding resource allocations and assess performance.

Revenue increased by 6.2% to $4.9 million in the second quarter of 2016 from $4.6 million in the second quarter of 2015. In February of 2016, the Company completed a restructuring of the business, one result of which was a significant reduction to the field sales force. In terms of sales representatives on the ground, we started the quarter with 28 filled territories and had an average of 24 filled territories in the quarter (compared to an average of 59 filled territories in the second quarter of 2015). This reduction drove a 1.6% drop in the volume of V-Go’s prescribed to patients in the second quarter of 2016 vs. the same period in 2015. The net revenue increase in 2016 was driven by higher average net prices realized vs. the same comparable quarterly period in 2015. We implemented an 8.0% WAC increase during the latter part of the fourth quarter of 2015. The Company did not realize a net price increase of 8.0% due to respective sales deductions as described in the revenue recognition section, but the benefit of this increase helped drive a higher overall net price, which favorably offset the slight decrease in the volume of V-Go’s prescribed to patients.

On a year to date basis, our revenue increased by 13.0% to $9.9 million in the first half of 2016 from $8.8 million in the first half of 2015. In February of 2016, the Company completed a restructuring of the business, one result of which was a significant reduction to the field sales force for 4 of the first 6 months of 2016. Despite this reduction, the volume of V-Go’s prescribed and sold to patients during the first half of 2016 increased by 3.3% vs. the same period in 2015. The net revenue increase in 2016 was driven by higher average net prices realized vs. the same comparable period in 2015. The Company did not realize a net price increase of 8.0% due to respective sales deductions as described in the revenue recognition section, but the benefit of this increase helped drive a higher overall net price, which favorably offset the slight decrease in the volume of V-Go’s prescribed to patients, but our implementation of an 8.0% WAC increase during the latter part of the fourth quarter of 2015 helped to drive this overall net price growth.

Gross Margin

Cost of goods sold includes raw materials, labor costs, manufacturing overhead expenses and reserves for anticipated scrap and inventory obsolescence. We currently manufacture V-Go and the EZ Fill accessory in cleanrooms at a contract manufacturing organization, or CMO, in Southern China. We also have a relationship with a separate CMO that performs our final inspection and packaging functions. Any single-source components and suppliers are managed through our global supply chain operation. We continually work with our manufacturing CMO to refine our manufacturing processes and production lines to improve efficiencies and reduce labor cost. These improvements represent the primary drivers in the reduction in cost of goods sold per unit.

Our gross margin as a percentage of revenues for the quarter ended June 30, 2016 was 35.3%, compared to 13.9% during the quarter ended June 30, 2015. The increase in our gross margin is due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our net price increase.

Our gross margin as a percentage of revenues for the six month period ended June 30, 2016 was 34.7%, compared to 19.8% during the six month period ended June 30, 2015. The increase in our gross margin is due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our net price increase.

We expect our overall gross margin, which is calculated as revenue less cost of goods sold for a given period, to fluctuate in future periods as a result of varying manufacturing output as we strive to reduce near-term inventory levels. In the future, planned changes in and improvements to our manufacturing processes and expenses, as well as increases in production volume up to our current capacity will improve our gross margins.

Research and Development

Our research and development activities primarily consist of activities associated with our core technologies and processes engineering as well as research programs associated with products under development. These expenses in 2016 are primarily related to employee compensation, including salary, fringe benefits, share-based compensation and contract employee expenses.

Total research and development expenses decreased by 32.3% to $1.2 million in the second quarter of 2016 from $1.8 million in the second quarter of 2015. The decrease of $0.6 million was primarily comprised of reduced employee related expenses resulting from our February 2016 restructuring efforts, and to a lesser extent lower external service spending related to our ongoing projects and contract labor costs.

Total research and development expenses decreased by 32.4% to $2.4 million in the six month period ended June 30, 2016 from $3.6 million in the six month period ended June 30, 2015. The decrease of $1.2 million was primarily comprised of reduced employee related expenses resulting from our February 2016 restructuring efforts, and to a lesser extent lower external service spending related to our ongoing projects and contract labor costs.

We expect our research, development and engineering expenses to increase from current levels as we initiate and advance our development projects, including the prefill V-Go.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salary, fringe benefits and share-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant expenses include product demonstration samples, trade show expenses, professional fees for our contracted customer support center, external legal counsel, independent auditors and other consultants, insurance, facilities and information technologies expenses. We expect our selling, general and administrative expenses to increase as our business expands.

Our selling, general and administrative expenses decreased 29.6% in the quarter ended June 30, 2016 to $8.1 million as compared to $11.6 million in the quarter ended June 30, 2015. This decrease was driven primarily by the impact of our Company restructuring efforts executed in February, 2016 which reduced our field sales force. The remaining savings was realized by lower non-headcount sales and marketing expenditures. This reduction in selling general and administrative expenses was partially offset by a $1.6 million charge for stock based compensation expenses resulting from the cancellation of the Company’s stock option plans. The remaining savings was attributed to our planned reduction in the use of external consulting services used to assist with our marketing initiatives and other professional services.

Our selling, general and administrative expenses decreased 37.7% in the six month period ended June 30, 2016 to $16.6 million as compared to $26.6 million in the six month period ended June 30, 2015. This decrease was driven primarily by the impact of our Company restructuring efforts executed in February, 2016 which significantly reduced our field sales force. This reduction in employee related costs was partially offset by a $1.6 million charge during 2016 for stock based compensation expenses resulting from the cancellation of the Company’s stock option plans. The remaining savings was attributed to our planned reduction in the use of external consulting services used to assist with our marketing initiatives and other professional services.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our term loan agreements with Capital Royalty Partners and WCAS Capital Partners IV, L.P. See “—Indebtedness” below for more information. Also included are costs related to our financing activities in 2016 and 2015.

Interest expense decreased 30.2% during the quarter ended June 30, 2016 to $2.4 million as compared to $3.5 million during the same period in 2015. The decrease was attributable to a prepayment premium charged at 4% of the outstanding loan balance upon default on our senior secured debt in 2015. The prepayment premium in 2015 was charged to interest expense. As a result of the default, interest rate rose from 11% per annum to 15% per annum, accrued as PIK interest. On May 3, 2016 the Senior Secured Debt and the Senior Subordinated Note Payable were restructured. The interest expense on the Senior Secured debt was restored to 11%.

In February, 2016, as part of a restructuring plan, the Company underwent a labor force reduction. The restructuring costs consist of severance payments and retention bonuses. The total restructuring costs incurred during the quarter ended June 30, 2016 were $0.4 million.

Interest expense increased 3.6% during the six months ended June 30, 2016 to $9.0 million as compared to $8.7 million during the same period in 2015. This increase was driven by a higher debt balance resulting from accrued PIK interest during the first four months of 2016, partially offset by the lower restructured debt, effective May 3, 2016. During the first six months of 2016, the Company commenced its plan to execute the 2016 Merger and incurred approximately $0.1 million of related incremental legal and accounting fees as well as $0.6 million of deferred financing costs. During the first six months of 2015, we expensed $4.0 million of previously capitalized deferred offering costs incurred from a terminated Initial Public Offering (IPO) effort.

The change in fair value of derivatives of $0.6 million from the six months ended June 30, 2015 from the same period ended June 30, 2016 is primarily caused by fluctuations in period end valuations of derivative liabilities associated with our debt. During the six months ended June 30, 2015, $4.0 million in costs related to an aborted IPO were expensed.

Liquidity and Capital Resources

The Company is subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company expects that their sales performance and the resulting operating income or loss, as well as the status of each of their new product development programs, will significantly impact their cash requirements.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2016, the Company had $20.4 million in cash and cash equivalents and an accumulated deficit of $405.2 million. The Company’s restructured senior secured debt includes a liquidity covenant whereby the Company must maintain a cash balance greater than $5.0 million.

The Company’s cash balance will not be sufficient to satisfy the Company’s operations for the next 12 months from June 30, 2016 or maintain its liquidity covenant, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that their actual sales performance and the resulting operating income or loss, as well as the status of each of their new product development programs, will significantly impact their cash management. The Company intends to maintain compliance with this liquidity covenant and fund future operations by raising additional capital. There can be no assurances that financing will be available on terms acceptable to the Company, or at all.

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(18,948)	$(24,054)
Investing activities	(171)	(668)
Financing activities	36,777	17,098

Total	$17,658	$(7,624)

Operating Activities

The decrease in net cash used in operating activities for six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily associated with increased product revenue and lower cost of goods sold as a result of manufacturing efficiencies. In addition, since 2015, operating expense benefited from the Company’s restructuring implemented in February, 2016 as well as internal efforts and improvements in managing cash flows.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was primarily related to purchases of capital equipment for our production lines. The use of cash in both 2016 and 2015 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was the result of gross proceeds from our common stock financing rounds, which raised $25.4 million and exercise of Series AB warrants of $7.4 million. Net cash provided by financing activities for the first six months of 2015 was primarily the result of gross proceeds from the Series D Financing of $2.0 million, partially offset by issuance costs of $0.1 million, as well as gross proceeds from the Series AA financing of $15.2 million and deferred costs of $0.6 million related to our attempted IPO conducted in the first six months of 2015.

Indebtedness

Senior Secured Debt

On May 23, 2013, the Company entered into the Term Loan of $50 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of their assets, including their material intellectual property. The Term Loan bore interest at 11% per annum and compounds annually. Until the third anniversary of the Term Loan, the Company had the option to pay quarterly interest of 7.5% in cash and 3.5% paid-in-kind, or PIK, interest which is added to the aggregate principal amount of the Term Loan on the last day of each quarter. Thereafter, interest on the Term Loan was payable only in cash. The Term Loan contained a minimum revenue covenant, which was $50.0 million for 2015.

The events of default, described previously, has led the Company to enter into a series of forbearance agreements with CRG. The initial forbearance agreement was entered on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended entered in 2015, contained a number of terms and conditions in exchange for CRG’s agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. As of December 31, 2015, the parties deferred the forbearance expiration date again to January 22, 2016. The forbearance agreements entered in 2015 and 2016 were accounted as trouble debt restructuring (“TDR’). There was no gain associated with the TDR, however the modified effective interest rate was applied prospectively.

On January 22, 2016, the Company and CRG amended the forbearance agreement to extend the forbearance period to March 31, 2016. As part of the terms within the forbearance agreement, dated January 29, 2016, the Company issued warrants to CRG exercisable into 16,000,000 shares of private company Series AB Preferred Stock of the private company at $1.25 per share. The warrant had a term of one year. The warrant fair value at the date of issuance was determined to be $4.0 million, using Black Scholes option pricing model. The warrant was accounted for as a debt discount and amortized through to May 3, 2016, when the Term Loan was restructured.

On March 25, 2016, the Company and CRG amended forbearance agreement to extend the expiration of the forbearance period to April 30, 2016 and included a number of events that could trigger an earlier expiration of the forbearance agreement. This did not result in any restructuring gain or loss and the modified effective interest rate was applied prospectively.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Senior Secured Debt. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock (see Other Note Payable for additional conversions during 2016). The private company Series AB shares were then converted into 2,053,959 of the Company’s common stock upon the 2016 Merger and all private company common shares were canceled upon the 2016 Merger. The principal balance was restated as $50 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The restructured Senior Secured Debt Agreement requires quarterly interest payments during the term of the loan, which are set to commence on June 30, 2018. The repayment of principal on amounts borrowed under the Senior Secured Debt is scheduled to be completed on March 31, 2021.

The restructured Senior Secured Debt Agreement contains a financial covenant, which requires the Company to maintain a minimum cash balance of $5.0 million. As of June 30, 2016, we were in compliance with the financial covenant in the restructured Senior Secured Debt agreement, as we held cash and cash equivalents of $20.4 million.

Warrant

In 2014, the Company issued warrants to CRG to purchase 177,347 shares of private company common stock exercisable at $0.013 per share. On February 27, 2015, the Company further issued warrants to purchase 1,802 shares of private company common stock with the same exercise price and terms to those issued in 2014. The Company recorded the loan net of original issuance discount calculated fair value of the issued warrants. On January 29, 2016, the Company issued CRG additional warrants to acquire 16,000,000 private company Series AB shares at exercise price of $1.25, which converted to 3,816,960 shares of common stock in the public company. The fair value of the warrant at the date of issuance is determined to be $4,000,000, which the Company recorded as additional debt discount and a derivative liability.

All of the private company common stock and preferred stock warrants issued to CRG were cancelled or exercised during the six months ended June 30, 2016. The forbearance agreements entered into during 2015 and 2016, triggered a TDR and accelerated the timing of repayment of the Term Loan to January 22, 2016 which was extended during 2016 through May 3, 2016. The Company accelerated the amortization of the debt discount associated with the private company common stock warrants through January 22, 2016 and accelerated the amortization of the debt discount associated with the private company Series AB preferred stock warrants through May 3, 2016. As such, all discounts associated with warrants issued in connection with the Senior Secured Debt were fully amortized at June 30, 2016.

Financing costs

The Company recorded the Term Loan net of deferred financing costs paid directly to the creditor (and therefore treated as a discount to the debt) of $500 relating to the lender finance fee of 1%. The discount related to the issuance costs is being amortized over the term of the loan using the effective interest method. The forbearance agreements entered into during 2015 accelerated the timing of repayment of the Term Loan to January 22, 2016. The Company accelerated the amortization of the debt discount to coincide with the forbearance period. The carrying amount of the debt discount relating to the original deferred financing costs was fully amortized at June 30, 2016.

In connection with the restructuring of the Senior Secured Debt on May 3, 2016, the Company incurred costs of $0.2 million which were recorded as a discount to the Senior Secured Debt balance and will be amortized through the term of the loan using the effective interest rate method. At June 30, 2016, $0.2 million of the restructured debt discount remained.

Lenders Put Option

Upon a change in control or certain asset sales, the Capital Royalty Partners loan was to be prepaid in an amount equal to the outstanding principal balance plus accrued and unpaid interest, taking into account a prepayment premium that started at 5% of the balance and decreased to 0% over time. The Company determined that the prepayment feature qualified as an embedded derivative requiring bifurcation from the debt. On May 23, 2014, the derivative was initially valued at $0.6 million and recorded as a long term liability within “derivative liabilities” in the Company’s consolidated balance sheet with a corresponding discount on the Term Loan. Upon default of the Term Loan, the Lenders called for immediate repayment of the Term Loan including a 4% prepayment penalty. As such, the derivative liability associated with the Term Loan prepayment provision was considered to be extinguished and the prepayment penalty in the amount of 2.4 million was accrued at December 31, 2015. The full prepayment penalty accrued at December 31, 2015 as well as the additional prepayment fee accrued during 2016 prior to the restructuring was included in the interest and fees that were converted into private company common shares and Series AB preferred stock upon the restructuring. As such, the full prepayment fee was extinguished on May 3, 2016.

The original issue discount for the prepayment feature was being amortized over the term of the loan using the effective interest method. The forbearance agreements entered into during 2015 and 2016, triggered a TDR and accelerated the timing of repayment of the Term Loan to January 22, 2016 and the remaining original issue discount was fully amortized in the first quarter of 2016.

Other Note Payable

In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note, to WCAS Capital Partners IV, L.P., or WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. On May 23, 2013, the WCAS Note was amended such that the note now bears interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. The Company may pay off the WCAS Note at any time without penalty.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Other Note Payable. WCAS converted its outstanding accrued interest and fees of $2.1 million to 1,660,530 shares of private company Series AB preferred stock, which were then converted into 396,201 shares of common stock of the Company upon the merger. At the time of the debt restructuring, $0.7 million of remaining in debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company, resulting in a net charge of $1.4 million to equity for the senior subordinated note (see Senior Secured Debt for additional conversions during 2016).

The principal balance was restated as $5.0 million with 12% per annum payable entirely as paid-in-kind interest and debt maturity date set at September 8, 2021. No interest payments are required during the term of the loan. The principal balance and any interest accrued during the term of the loan are due on the maturity date.

2016 Debt Restructuring

We restructured our outstanding debt in connection with the 2016 Merger. As part of this restructuring, we renegotiated our Term Loan with CRG, with such amended and restated term loan referred to as the Revised Term Loan, and the WCAS Note, with such amended and restated note referred to as the Revised WCAS Note. Pursuant to such negotiations, of the total amount of interest, fees, and expenses accrued as of immediately prior to the 2016 Merger equal to $18,650,267, $5,812,324 was converted into shares of Valeritas’s common stock and $12,837,943 was converted into shares of Valeritas’s Series AB Preferred Stock, each at a conversion price equal to $1.25 per share. These shares of Series AB Preferred Stock issued to CRG and WCAS as a result of such conversion were subsequently exchanged for shares of our common stock as part of the 2016 Merger.

Revised Term Loan

The material aspects of the Revised Term Loan are as follows:

•	The Revised Term Loan will mature and the principal and all accrued paid-in-kind interest will amortize in a single bullet payment, in March, 2021, the twentieth quarterly payment date following the consummation of the 2016 Merger.

•	Interest on the Revised Term Loan will accrue at a rate of 11% per annum paid quarterly. Interest is payable, in our discretion, as eight percent cash interest and three percent paid-in-kind interest; provided, however, that before the eighth quarterly payment date, interest will be payable, in our discretion, in its entirety as paid-in-kind interest. All cash interest will otherwise be paid quarterly. During any period in which an event of default has occurred and is continuing, the interest rate will increase by four percent, per annum, and payable entirely in cash. Through June 30, 2016 the Company recognized $1.0 million in paid-in-kind interest.

•	The Revised Term Loan is secured by a first priority security interest and right of payment in all of our current global assets, accounts and proceeds, or those to be acquired.

•	All existing defaults under the Term Loan have been permanently waived.

•	We may, in our discretion, repay the Revised Term Loan in whole or in part without any penalty or prepayment fees.

•	The Revised Term Loan includes only one financial liquidity operating covenant, which requires that we maintain an end-of-day cash balance greater than $5 million.

Revised WCAS Note

The material aspects of the Revised WCAS Note are as follows:

•	The Revised WCAS Note will mature and the principal and all accrued paid-in-kind interest will amortize in a single bullet payment, on September 8, 2021.

•	The Revised WCAS Note will accrue interest at a rate of 10% per annum payable entirely as paid-in-kind interest.

•	Pursuant to the Subordination Agreement, WCAS’s right to payment under the Revised WCAS Note is subject to CRG’s payment of the Revised Term Loan.

•	All existing defaults under the WCAS Note have been permanently waived.

Contractual Obligations

The following summarizes our significant contractual obligations as of June 30, 2016:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	$3,078	$3,078	$—	$—	$—
Operating lease obligations(2)	1,724	583	1,141	—	—
Senior secured debt(3)	50,947	—	—	50,947	—
Other note payable(4)	5,103	—	—	—	5,103

Total	$60,852	$3,661	$1,141	$50,947	$5,103

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.
(2)	Represents operating lease commitments for office and manufacturing space in Shrewsbury, Massachusetts and Bridgewater, New Jersey and small office equipment.
(3)	Represents a term loan agreement with Capital Royalty Partners for $50.0 million, including accrued interest through June 30, 2016.
(4)	Represents a $5.0 million Senior Subordinated Note Payable to WCAS Capital Partners IV, L.P., including accrued interest through June 30, 2016.

Related Party Transactions

We transact business with certain parties related to the Company, primarily with key stakeholders with the intent of managing working capital through additional debt or equity financing. See “Certain Relationships and Related Transactions.”

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this filing, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

Our revenue is primarily generated from the sales in the United States of V-Go to third-party wholesalers and medical supply distributors that, in turn, sell it to retail pharmacies or directly to patients.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and title passed, the price is fixed or determinable, and collectability is reasonably assured. These criteria are applied as follows:

•	The evidence of an arrangement generally consists of contractual arrangements with our third-party wholesalers and medical supply distributors.

•	Transfer of title and risk and rewards of ownership are passed upon shipment of product to distributors. However, due to uncertainty of customer returns and insufficient historical data that would enable us to estimate returns, we do not consider this element to have been achieved until the prescription has been dispensed to the patient.

•	The selling prices are fixed and agreed upon based on the contracts with wholesalers and medical supply distributors, the customer and contracted insurance payors, if applicable. For sales to customers associated with insurance providers with whom we do not have a contract, we recognize revenue upon collection of cash at which time the price is determinable. Provisions for discounts and rebates to wholesalers, medical suppliers and payors are established as a reduction to revenue in the same period the related sales are recorded.

•	We consider the overall creditworthiness and payment history of the wholesalers and medical suppliers in concluding whether collectability is reasonably assured.

We have entered into agreements with wholesalers, distributors and third-party payors throughout the United States. These agreements may include product discounts or rebates payable by us to third-party payors upon dispensing V-Go to patients. Additionally, these agreements customarily provide such wholesalers and medical supply distributors with rights to return purchased products within a specific timeframe, as well as prior to such timeframe if the product is damaged in the normal course of business. Our wholesaler and medical supply distributor customers can generally return purchased product during a period that begins six months prior to the purchased V-Go’s expiration date and ends one year after the expiration date. V-Go’s expiration date is determined by adding 36 months to the date of manufacture. Returns are no longer honored after delivery to the patient. Therefore, with respect to each unit of V-Go sold, we record revenue when a patient takes possession of the product.

Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, and prompt pay discounts, all of which are established at the time of sale. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

•	managed care rebates, which are based on the estimated end user payor mix and related contractual rebates; and

•	distribution fees and prompt pay discounts, which are recorded based on specified payment terms, and which vary by customer.

We believe our estimates related to managed care rebates distribution fees and prompt pay discounts do not have a higher degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.

We are currently unable to reasonably estimate future returns due to lack of sufficient historical return data for V-Go. Accordingly, we invoice our customers, record deferred revenue equal to the gross invoice sales price less estimated cash discounts and distribution fees, and record a related deferred cost of goods sold. We defer recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer’s right of return no longer exists, which is once we receive evidence that the product has been distributed to patients based on our analysis of third-party information. When we believe we have sufficient historical data to develop reasonable estimates of expected returns based upon historical returns, we plan to recognize product sales upon shipment to wholesalers and medical supply distributors.

Inventories

Inventories consists of raw materials, work in process and finished goods, which are valued at the lower of cost or market. Cost is determined on a first in, first out, or FIFO, basis and includes material costs, labor and applicable overhead. We perform a review regarding our excess or obsolete inventory and write down any inventory that has no alternative uses to its net realizable value. Economic conditions, customer demand and changes in purchasing and distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of product inventory by stage of completion and record an adjustment if estimated market value is below cost.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon an estimate of future undiscounted cash flow. Factors we consider that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	significant negative industry or economic trends

•	significant technological changes, which would render equipment and manufacturing processes obsolete

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no impairment charges recorded during the years ended December 31, 2016 and 2015.

Share-Based Compensation

We measure the cost of awards of equity instruments based on the grant date fair value of the awards. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award.

The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. Our estimates of these important assumptions are primarily based on third-party valuations, historical data, peer company data and our judgment regarding future trends and other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to financial market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate. Additionally, the interest rate on our outstanding indebtedness is fixed and is therefore not subject to changes in market interest rates.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Recently Issued Accounting Standards

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time. The Company has not yet selected a transition method nor have they determined the effect of the standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e.lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In March, 2016, the FASB issued ASU No 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this standard is permitted. The amendments requiring recognition in the income statement of excess tax benefits and tax deficiencies resulting from settlements arising after the date of adoption of the new standard should be applied prospectively. Changes relating to classification of excess tax benefits and tax deficiencies in the statement of cash flows may be applied either prospectively or retrospectively. All other amendments are to be applied retrospectively. We have not elected early adoption of this standard. We are currently evaluating the impact this new standard will have on our financial statements.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2016.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Corporate Controller (our principal executive officer and principal financial officer, respectively) to allow for timely decisions regarding required disclosure. Our CEO and our Corporate Controller have concluded that our disclosure controls and procedures were not effective as of June 30, 2016. However, the Company’s management team has initiated certain measures designed to improve the effectiveness of the Company’s disclosure controls and procedures. These measures, include, but are not limited to, the recruitment and hiring of a Chief Financial Officer and the hiring and onboarding during the second quarter of an Accounting Manager with experience in annual and quarterly reporting for a public company pursuant to U.S. securities laws, as well as the implementation of additional review and approval processes. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we will review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. As a result of the consummation of a reverse merger with Valeritas, Inc. completed on May 3, 2016, Valeritas Holdings, Inc. implemented a new management team. Our new management has not yet conducted a formal evaluation of our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

There are currently no ongoing litigation matters. Refer to Note 12 – “Commitments and Contingencies,” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Although we are not required to include risk factors in our Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to other risk factors as listed in our prior SEC reports.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

Since our inception in 2006, we have incurred significant net losses. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result our independent registered public accounting firm included an explanatory paragraph in its reports on our consolidated financial statement for the fiscal year ended December 31, 2015. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

As of December 31, 2015, we had an accumulated deficit of $377.9 million. To date, we have financed our operations primarily through sales of our preferred stock, debt financings and limited sales of our product. We have devoted substantially all of our resources to the research, development and engineering of our product, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.

To implement our business strategy we need to, among other things, increase sales of our product with our existing sales and marketing infrastructure, fund ongoing research, development and engineering activities, expand our manufacturing capabilities, and obtain regulatory clearance in other markets outside the U.S. and European Union or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently commercialized V-Go, which makes predicting our sales more difficult. Any additional operating losses will have an adverse effect on our stockholders’ equity/(deficit), and we cannot assure you that we will ever be able to achieve or sustain profitability.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an “accelerated filer” or a “large accelerated filer,” and no longer an “emerging growth company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. As a result of the consummation of the merger with Valeritas, Inc. completed on May 3, 2016, we have implemented a new management team. Our new management has not yet conducted a formal evaluation of our internal control over financial reporting and has not been able to make an assessment on whether the internal controls over financial reporting are effective. Based upon the last evaluation conducted as of June 30, 2016, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules and forms of the U.S. Securities and Exchange Commission.

While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if at that time an attestation report of our independent registered public accounting firm is required and such firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our Common Stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in the future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2016.

31.2	Certification of Vice President, Corporate Controller and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2016.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2016.

32.2	Certification of Vice President, Corporate Controller and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2016.

101	The following materials from Valeritas Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Financial Position at June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statement of Shareholders’ Equity at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valeritas Holdings, Inc.

(Registrant)

/s/ John Timberlake
John Timberlake
Chief Executive Officer, Chief Commercial Officer and President
Principal Executive Officer

/s/ Mark W. Conley
Mark W. Conley
Chief Accounting Officer, Corporate Controller and Principal Accounting Officer
Principal Financial Officer

Dated: August 11, 2016