Form 10-Q
period 2016-09-30
Valeritas Holdings Inc.
filed 2016-11-10
CIK 1619250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2016 was 12,727,741.

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

Valeritas Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net	$4,860	$4,739	$14,754	$13,494
Cost of goods sold	3,132	4,119	9,589	11,143

Gross margin	1,728	620	5,165	2,351

Operating expense:
Research and development	1,188	1,519	3,635	5,140
Selling, general and administrative	7,997	9,908	24,547	36,458
Restructuring (note 7)	198	—	2,361	—

Total operating expense	9,383	11,427	30,543	41,598

Operating loss	(7,655)	(10,807)	(25,378)	(39,247)

Other income (expense), net:
Other income	121	—	121	—
Interest expense	(1,596)	(3,688)	(10,602)	(12,380)
Costs associated with aborted 2015 IPO (note 10)	—	—	—	(3,978)
Change in fair value of derivatives	(27)	—	(662)	443

Total other income (expense), net	(1,502)	(3,688)	(11,143)	(15,915)

Loss before income taxes	(9,157)	(14,495)	(36,521)	(55,162)

Income tax expense	—	—	—

Net loss	$(9,157)	$(14,495)	$(36,521)	$(55,162)

Net loss per share of common shares outstanding – basic and diluted (note 16)	$(0.72)	$—	$(4.35)	$—

Weighted average common shares outstanding – basic and diluted (note 16)	12,679,521	—	8,385,262	—

See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,529	$2,789
Accounts receivable, net	3,329	3,142
Other receivables	126	493
Inventories, net (note 4)	10,119	10,784
Deferred cost of goods sold	867	863
Prepaid expense and other current assets	824	735

Total current assets	30,794	18,806
Property and equipment, net (note 5)	11,048	12,091
Other assets	153	279

Total assets	$41,995	$31,176

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt, related parties (note 8)	$—	$69,107
Current portion of capital lease obligation	—	26
Accounts payable	2,884	7,419
Accrued expense and other current liabilities (note 6)	6,382	5,931
Deferred revenue	1,968	1,895
Derivative liabilities (note 9)	335	—

Total current liabilities	11,569	84,378
Long-term debt, related parties (note 8)	57,418	—
Deferred rent liability	89	143

Total liabilities	69,076	84,521
Commitments and Contingencies (Note 12)
Stockholders’ deficit (note 1 and note 15)
Common stock, $0.001 par value, 300,000,000 shares authorized; 12,727,741 and 1,631,738 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	13	2
Additional paid-in capital	387,299	324,525
Accumulated deficit	(414,393)	(377,872)

Total stockholders’ deficit	(27,081)	(53,345)

Total liabilities and stockholders’ deficit	$41,995	$31,176

See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(Dollars in thousands, except share data)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance—December 31, 2015	1,631,738	$2	$324,525	$(377,872)	$(53,345)
Share-based compensation expense	—	—	3,072	—	3,072
Issuance of common stock as a result of the exercise of warrants by related party (note 15)	1,407,476	1	8,932	—	8,933
Issuance of common stock, net of expense to related party (note 15)	1,110,613	1	5,818	—	5,819
Conversion of accrued interest to Common Stock by related parties (note 15)	2,450,160	3	17,931	—	17,934
Issuance of common stock in private placement offering, net of expense (note 15)	5,079,000	5	23,693	—	23,698
Recapitalization for reverse merger (note 15)	1,000,004	1	(1)	—	—
Shares issued for restricted stock compensation (note 13)	48,750	—	293	—	293
Cancellation of warrants previously classified as derivative liabilities (note 9)	—	—	3,036	—	3,036
Net loss	—	—	—	(36,521)	(36,521)

Balance—September 30, 2016	12,727,741	$13	$387,299	$(414,393)	$(27,081)

See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(36,521)	$(55,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,212	1,251
Amortization of financing costs	4,396	3,299
Noncash interest expense	6,206	9,083
Share-based compensation expense	3,365	4,596
Costs associated with aborted 2015 IPO	—	3,978
Change in fair value of derivative liabilities	662	(443)
Gain on sale of property and equipment	(121)	—
Changes in:
Accounts receivable	(187)	(810)
Other receivables	367	(156)
Inventories	665	(903)
Deferred cost of goods sold	(4)	(65)
Prepaid expense and other current assets	(89)	552
Other assets	126	9
Accounts payable	(4,535)	3,555
Accrued expense	451	283
Deferred revenue	73	206
Deferred rent liability	(53)	(39)

Net cash used in operating activities	(23,987)	(30,766)

Investing activities

Proceeds from sale of property and equipment	121	—
Acquisition of property and equipment	(171)	(921)

Net cash used in investing activities	(50)	(921)

Financing activities
Repayment of capital lease	(26)	(115)
Investor capital contributions (note 1)	—	17,982
Proceeds from issuance of private company Series AB Preferred Stock ($5,819 and $1,706 received from related party, respectively)	5,819	3,016
Proceeds from issuance of common stock ($20,000 received from a related party)(note 1)	25,395	—
Costs associated with investor capital contributions	—	(173)
Debt restructuring costs	(355)	—
Offering costs	(1,431)	(2,418)
Proceeds from exercise of warrants by a related party	7,375	—

Net cash provided by financing activities	36,777	18,292

Net (decrease)/ increase in cash and cash equivalents	12,740	(13,395)
Cash and cash equivalents—beginning of period	2,789	20,944

Cash and cash equivalents—end of period	$15,529	$7,549

Supplemental disclosures of cash flow information
Interest paid	$—	$—
Reclassification of derivative liability upon exercise of warrants	$1,557	$—
Cancellation of derivative liability	$3,036	$—
Issuance of derivative liabilities for PPO warrants	$226	$—
Conversion of interest and fees and write off of remaining debt discounts	$17,934	$—
Issuance of Series AB Preferred Stock warrants	$4,000	$—

See accompanying notes to unaudited condensed financial statements.

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

As used in these Notes, the terms “Valeritas” and the “private company” refer to the business of Valeritas, Inc. prior to the 2016 Merger, the term “Valeritas Holdings, Inc.” or the “Company” refers to the combination of Valeritas and Valeritas Holdings, Inc. after giving retrospective effect to the recapitalization under the 2016 Merger.

Valeritas was incorporated in the state of Delaware on December 27, 2007 when it was converted into a Delaware Corporation from a Delaware limited liability company, which was formed on August 2, 2006 and changed its name from Valeritas LLC. The Company is a commercial-stage medical technology company focused on developing innovative technologies to improve the health and quality of life of people with Type 2 diabetes. The Company designed its first commercialized product, the V-Go Disposable Insulin Delivery device, or V-Go, to help patients with Type 2 diabetes who require insulin to achieve and maintain their target blood glucose goals. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.

2016 Reverse Merger and Recapitalization

On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Valeritas Holdings, Inc., Valeritas Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Valeritas Holdings, Inc. (the “Acquisition Subsidiary”) and Valeritas, Inc., Acquisition Subsidiary was merged with and into Valeritas, with Valeritas being the surviving entity and as a wholly owned subsidiary of Valeritas Holdings, Inc. (the “2016 Merger”). Immediately prior to the 2016 Merger, all shares of common stock, Series D Preferred Stock, Series AA Preferred Stock, and shares underlying common stock options and shares underlying the warrants were canceled without consideration. Concurrent with the 2016 merger, the shares of Valeritas private company Series AB Preferred Stock were canceled and each share of private company Series AB Preferred Stock of Valeritas was replaced with 0.23856 shares of common stock of Valeritas Holdings, Inc.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, Valeritas Holdings, Inc. transferred all of its pre-Merger operating assets and liabilities to its wholly owned special purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-Merger majority stockholder of Valeritas Holdings, Inc. (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of 40,486,000 shares of Valeritas Holdings, Inc. common stock held by such stockholder (which will be cancelled and will resume the status of authorized but unissued shares of Valeritas Holdings, Inc. common stock) and (ii) certain representations, covenants and indemnities.

The Merger is being accounted for as a “reverse merger,” and Valeritas is deemed to be the accounting acquirer in the reverse merger. The historical financial statements of the Valeritas Holding, Inc. prior to the 2016 Merger have been replaced with the historical financial statements of Valeritas.

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

2. Liquidity, Uncertainties and Going Concern

The Company is subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company expects that its sales performance and the resulting operating income or loss, as well as the status of each of its new product development programs, will significantly impact its cash requirements.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2016, the Company had $15.5 million in cash and cash equivalents and an accumulated deficit of $414.4 million. The Company’s restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $5.0 million. The Company’s cash balance will not be sufficient to satisfy the Company’s operations for the next 12 months from September 30, 2016 or maintain its liquidity covenant, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that the cash balance will be sufficient to satisfy the Company’s operations into mid-first quarter of 2017.

The Company expects that its actual sales performance and the resulting operating income or loss, as well as the status of each of its new product development programs, will significantly impact their cash management. The Company intends to maintain compliance with the liquidity covenant and fund future operations by raising additional capital. There can be no assurances that financing will be available on terms acceptable to the Company, or at all. If the Company is unable to raise capital prior to achieving sustained profitability from operations, there could be a material adverse effect on our business, results of operations and financial condition.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction in Valeritas Holdings, Inc.’s 2015 annual consolidated financial statements included within the Form 8-K/A filed by the Company on May 16, 2016.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of results for the full year.

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Valeritas Holdings, Inc.’s 2015 annual consolidated financial statements included within the Form 8-K/A filed by the Company on May 16, 2016.

Recent Accounting Pronouncements

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, effective January 1, 2018, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company has not yet selected a transition method nor have they determined the effect of the standard on its ongoing financial reporting, if any.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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

4. Inventory

Inventory, net at September 30, 2016 and December 31, 2015 consists of:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Raw materials	$1,156	$1,587
Work in process	711	2,659
Finished goods	8,252	6,538

Total	$10,119	$10,784

Cost is determined on a first in, first out, or FIFO, basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves at September 30, 2016 and December 31, 2015 were $1.7 million and $2.3 million, respectively.

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Useful lives	September 30, 2016	December 31, 2015
Machinery and equipment	5-10	$10,583	$10,594
Computers and software	3	1,338	1,312
Leasehold improvements	6-10	212	212
Office equipment	5	89	89
Furniture and fixtures	5	206	206
Construction in process		4,794	4,931

Total		17,222	17,344
Accumulated depreciation		(6,174)	(5,253)

Property and equipment, net		$11,048	$12,091

Depreciation and amortization expense for the three months and nine months ended September 30, 2016 were $0.4 million and $1.2 million, respectively. Depreciation and amortization expense for the three months and nine months ended September 30, 2015 were $0.5 million and $1.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Compensation	$2,183	$2,932
Restructuring costs (note 7)	1,044	—
Marketing services	841	863
Distribution agreements and managed care costs	1,143	867
Professional fees	672	623
Franchise taxes	52	263
Travel expenses	153	144
Manufacturing overhead	132	46
Other accruals	162	193

Total accrued expenses and other current liabilities	$6,382	$5,931

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

The Company accrues the retention bonus monthly on a straight line basis through the retention period. See below for all activity during the nine months ended September 30, 2016:

(Dollars in thousands)	Severance Accrual	Retention Bonus Accrual	Total
December 31, 2015 Balance	—	—	—
Restructuring in February, 2016	$1,217	$—	1,217

Accruals for retention bonus	—	1,126	1,126

Payments	(766)	(533)	(1,299)

September 30, 2016 Balance	$451	$593	$1,044

8. Debt

At September 30, 2016 and December 31, 2015, the Company had the following debt outstanding:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Senior Secured Debt, net	$50,000	$50,000
Prepayment fee	—	2,438
Issuance costs	(220)	(301)
Payment-in-kind (PIK) interest	2,379	10,956

Total Senior Secured Debt, net	52,159	63,093

Other Note Payable, net	5,000	4,210
Payment-in-kind (PIK) interest	259	1,804

Total Other Note Payable, net	5,259	6,014

Total debt	$57,418	$69,107

Total debt, long-term	$57,418	$—
Total debt, short-term	$—	$69,107

Presentation

On May 23, 2013, the Company entered into the Term Loan of $50 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term (the “Term Loan” or the “Senior Secured Debt”). In 2015, the Company did not meet the minimum revenue covenant of $50 million contained in the Term Loan agreement. Also, the Company did not meet the capital financing targets and was not able to maintain adequate operating cash and working capital all of which triggered the occurrence of a Material Adverse Change as stipulated within the Term Loan agreement. The Company entered into a series of forbearance agreements as described below, which extended the repayment terms through May 3, 2016. Due to the covenant failures and an associated cross-default covenant in the $5.0 million senior subordinated note or the WCAS Note or the Other Note Payable to WCAS Capital Partners IV, L.P., or WCAS, that refers to defaults on other debt instruments held by the Company, both debt balances were being presented as short-term debt in the Company’s consolidated balance sheet at December 31, 2015.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Term Loan and WCAS Note, which extended the payment term of respective principal balance of $50 million and $5 million to March 31, 2021 and September 8, 2021, respectively. As such, the Company has classified the principal balances of debt as long-term at September 30, 2016.

During the quarter and nine month periods ended September 30, 2016, the Company incurred non-cash interest expense of $1.6 million and $10.6 million, respectively. During the quarter and nine month periods ended September 30, 2015, the Company incurred non-cash interest expense of $3.7 million and $12.4 million, respectively.

Senior Secured Debt

The Term Loan is secured by substantially all of the Company’s assets, including its material intellectual property. The Term Loan bore interest at 11% per annum and compounds annually. Until the third anniversary of the Term Loan, the Company had the option to pay quarterly interest of 7.5% in cash and 3.5% paid-in-kind, or PIK, interest which is added to the aggregate principal amount of the Term Loan on the last day of each quarter. Thereafter, interest on the Term Loan was payable only in cash. The Term Loan contained a minimum revenue covenant, which was $50.0 million for 2015.

The events of default, described previously, has led the Company to enter into a series of forbearance agreements with CRG. The initial forbearance agreement was entered on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended entered in 2015, contained a number of terms and conditions in exchange for CRG’s agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. As of December 31, 2015, the parties deferred the forbearance expiration date again to January 22, 2016. The forbearance agreements entered in 2015 and 2016 were accounted as troubled debt restructuring (“TDR”). There was no gain associated with the TDR, however the modified effective interest rate was applied prospectively.

On January 22, 2016, the Company and CRG amended the forbearance agreement to extend the forbearance period to March 31, 2016. As part of the terms within the forbearance agreement, dated January 29, 2016, the Company issued warrants to CRG exercisable into 16,000,000 shares of private company Series AB Preferred Stock of the Valeritas at $1.25 per share. The warrant had a term of one year. The warrant fair value at the date of issuance was determined to be $4.0 million, using Black Scholes option pricing model (see note 9 below). The warrant was accounted for as a debt discount and amortized through to May 3, 2016, when the Term Loan was restructured.

On March 25, 2016, the Company and CRG amended the forbearance agreement to extend the expiration of the forbearance period to April 30, 2016 and included a number of events that could trigger an earlier expiration of the forbearance agreement. This did not result in any restructuring gain or loss and the modified effective interest rate was applied prospectively.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the Term Loan. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock (see Other Note Payable for additional conversions during 2016). The private company Series AB shares were then converted into 2,053,959 of the Company’s common stock upon the 2016 Merger and all private company shares of common stock were canceled upon the 2016 Merger. The principal balance was restated as $50 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which are set to commence on June 30, 2018. The repayment of principal on amounts borrowed under the Term Loan is scheduled to be completed on March 31, 2021.

The restructured Term Loan agreement contains a financial covenant, which requires the Company to maintain a minimum cash balance of $5.0 million. As of September 30, 2016, the Company was in compliance with the financial covenant in the restructured Term Loan agreement, as we held cash and cash equivalents of $15.5 million.

Warrant

In 2014, the Company issued warrants to CRG to purchase 177,347 shares of Valeritas common stock exercisable at $0.013 per share. On February 27, 2015, Valeritas issued warrants to purchase 1,802 shares of Valeritas common stock with the same exercise price and terms to those issued in 2014. Valeritas recorded the loan net of original issuance discount calculated fair value of the issued warrants. On January 29, 2016, Valeritas issued CRG additional warrants to acquire 16,000,000 private company Series AB shares at exercise price of $1.25, which would have converted to 3,816,960 shares of common stock in the public company. The fair value of the warrant at the date of issuance is determined to be $4.0 million, which Valeritas recorded as additional debt discount and a derivative liability.

All of the Valeritas common stock and preferred stock warrants issued to CRG were cancelled or exercised during the nine months ended September 30, 2016. The forbearance agreements entered into during 2015 and 2016, triggered a TDR and accelerated the timing of repayment of the Term Loan to January 22, 2016 which was extended during 2016 through May 3, 2016. The Company accelerated the amortization of the debt discount associated with the private company common stock warrants through January 22, 2016 and accelerated the amortization of the debt discount associated with Valeritas Series AB preferred stock warrants through May 3, 2016. As such, all discounts associated with warrants issued in connection with the Term Loan were fully amortized at May 3, 2016.

Financing costs

The Company recorded the Term Loan net of deferred financing costs paid directly to the creditor (and therefore treated as a discount to the debt) of $500 relating to the lender finance fee of 1%. The discount related to the issuance costs is being amortized over the term of the loan using the effective interest method. The forbearance agreements entered into during 2015 accelerated the timing of repayment of the Term Loan to January 22, 2016. The Company accelerated the amortization of the debt discount to coincide with the forbearance period. The carrying amount of the debt discount relating to the original deferred financing costs was fully amortized at September 30, 2016.

In connection with the restructuring of the Term Loan on May 3, 2016, the Company incurred costs of $0.2 million which were recorded as a discount to the Term Loan balance and will be amortized through the term of the loan using the effective interest rate method. At September 30, 2016, $0.2 million of the restructured debt discount remained.

Lenders Put Option

Upon a change in control or certain asset sales, the Term Loan was to be prepaid in an amount equal to the outstanding principal balance plus accrued and unpaid interest, taking into account a prepayment premium that started at 5% of the balance and decreased to 0% over time. The Company determined that the prepayment feature qualified as an embedded derivative requiring bifurcation from the debt. On May 23, 2014, the derivative was initially valued at $0.6 million and recorded as a long term liability within “derivative liabilities” in the Company’s consolidated balance sheet with a corresponding discount on the Term Loan. Upon default of the Term Loan, the Lenders called for immediate repayment of the Term Loan including a 4% prepayment penalty. As such, the derivative liability associated with the Term Loan prepayment provision was considered to be extinguished and the prepayment penalty in the amount of $2.4 million was accrued at December 31, 2015. The full prepayment penalty accrued at December 31, 2015 as well as the additional prepayment fee accrued during 2016 prior to the restructuring was included in the interest and fees that were converted into private company common shares and Series AB preferred stock upon the restructuring. As such, the full prepayment fee was extinguished on May 3, 2016.

The original issue discount for the prepayment feature was being amortized over the term of the loan using the effective interest method. The forbearance agreements entered into during 2015 and 2016, triggered a TDR and accelerated the timing of repayment of the Term Loan to January 22, 2016 and the remaining original issue discount was fully amortized in the first quarter of 2016.

Other Note Payable

In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note or the Other Note Payable, to WCAS Capital Partners IV, L.P., or WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. On May 23, 2013, the WCAS Note was amended such that the note then bore interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. The Company may pay off the WCAS Note at any time without penalty.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its WCAS Note. WCAS converted its outstanding accrued interest and fees of $2.1 million to 1,660,530 shares of private company Series AB preferred stock, which were then converted into 396,201 shares of common stock of the Company upon the merger. At the time of the debt restructuring, $0.7 million of remaining in debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company, resulting in a net charge of $1.4 million to equity for the senior subordinated note (see Senior Secured Debt for additional conversions during 2016).

The principal balance was restated at $5.0 million with 10% per annum payable entirely as paid-in-kind interest and debt maturity date set at September 8, 2021. No interest payments are required during the term of the loan. The principal balance and any interest accrued during the term of the loan are due on the maturity date.

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

The activities of the private company Series AB warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2015	—	—	—
Warrants issued in conjunction with private company Series AB financing	16,000,000	$1.25
Warrants cancelled	(10,100,000)	$1.25	—
Warrants exercised	(5,900,000)	$1.25	—

Outstanding and exercisable—September 30, 2016	—	—	—

Placement Agent Warrants

The Company also issued 83,120 warrants to acquire common stock to the placement agents in the private placement offering that was conducted as part of the 2016 Merger (“PPO”). The warrants are accounted as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.

The fair value of the warrant at the date of issuance and at September 30, 2016 was estimated to be $0.3 million, based on the Black-Scholes option pricing model. Key assumptions used to apply this model were as follows:

	May 3, 2016	September 30, 2016
Dividend yield	—	—
Expected volatility	84.9%	83.6%
Risk-free rate of return	1.22%	1.21%
Expected term (years)	5.0	4.6
Fair Value per share	$3.20	$4.03

The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2015	—	—	—
Warrants issued in conjunction with public share offering	83,120	$5.00	5.0 years
Warrants exercised	—	—

Outstanding and exercisable—September 30, 2016	83,120	$5.00	4.6 years

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

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2016 or 2015. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2016 and December 31, 2015 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. The fair value of the Term Loan and WCAS note approximate their carrying value as of September 30, 2016 and December 31, 2015.

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2016. No financial assets or liabilities were measured at fair value on a recurring basis at December 31, 2015.

	Fair Value as of September 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$335	$—	$—	$335

Total	$335	$—	$—	$335

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

The following table presents the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2016:

(Dollars in Thousands)
Balance, December 31, 2015	$—
Issuance of private company Series AB preferred warrant	4,000
Increase for fair value adjustment of warrant liability	662
Decrease for fair value adjustment of exercised warrant	(1,557)
Cancelled warrants	(3,036)
Issuance of common stock warrant in PPO	266

Balance, September 30, 2016	335

Concurrent with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Term Loan and WCAS Note that extended the payment term of respective principal balance of $50 million and $5 million to March 31, 2021 and September 8, 2021. All warrants for private company common stock, Series D and private company Series AB there were outstanding on May 3, 2016 were cancelled.

12. Commitments and Contingencies

Operating Leases

The Company leases buildings in Shrewsbury, Massachusetts and Bridgewater, New Jersey and equipment under operating lease agreements, expiring through 2017. In addition to rental expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. The rental payments include the minimum rentals plus common area maintenance charges. Some of the leases include renewal options. Rental expense under operating leases amounted to $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Rental expense under operating leases amounted to $1.0 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2016	$354
2017	1,020
2018	121

$1,495

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

On August 22, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of September 30, 2016 and December 31, 2015, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in the V-Go or any current products under development.

13. Stock-Based Compensation

Stock Options and Restricted Stock

Total stock-based compensation expense related to stock options and restricted stock was $0.9 million and $1.0 million for the quarter ended September 30, 2016 and 2015, respectively. Total stock-based compensation expense related to stock options and restricted stock was $3.4 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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

2016 Employee Equity Compensation Plan Stock option activity for the nine months ended September 30, 2016 was as follows:

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	—	$—	—	—
Granted	1,955,800	5.03	10.0 years	—
Exercised	—	—	—	—
Forfeited / Cancelled	(63,000)	5.00	—	—
Expired	—	—	—	—

Options outstanding at September 30, 2016	1,892,800	$5.03	9.62 years	$1,834,776

The fair value of the options at the date of issuance was estimated to be $7.1 million, based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

Weighted Average on Grant Date
Dividend yield	—
Expected volatility	84.79%
Risk-free rate of return	1.41%
Expected term (years)	6.13
Fair Value per share	$3.61

During the second and third quarters of 2016, the Company issued restricted stock awards to employees and key consultants. The grants vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We currently expect, based on historical analysis, an annual forfeiture rate of approximately 22%. This assumption is reviewed periodically and the rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest. Restricted stock award activity for the nine months ended September 30, 2016 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	—
Awards granted	453,550
Awards vested	(48,750)
Awards forfeited	(9,300)

Non-vested awards outstanding at September 30, 2016	395,500

The fair value of the awards on the date of issuance was estimated to be $2.3 million and $1.3 million remains in unrecognized compensation related to these awards.

14. Related Party Transactions

On September 8, 2011, the Company issued the WCAS Note to WCAS, a private company Series D Preferred shareholder (See discussion of “Other Note Payable” in note 8). Certain affiliates of WCAS are also common stock shareholders as of September 30, 2016. Upon restructuring of the Company’s debt, WCAS converted $2.1 million of outstanding interest into 1,660,530 shares of Series AB Preferred Stock, which was converted to 396,201 shares of common stock of the Company.

During the nine months ended September 30, 2016, CRG participated in additional private company Series AB financing as well as exercised its private company Series AB warrants to acquire additional 10,276,030 shares of private company Series AB Preferred Stock (2,518,089 shares of Valeritas Holdings, Inc. common stock after the 2016 Merger) of the Company for gross amount of $12.8 million. CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 2,053,959 shares of the Company’s common stock upon the 2016 Merger and all shares of the private company stock were canceled upon the 2016 Merger. Upon the closing of the 2016 Merger, the aggregate CRG shares of Series AB Preferred Stock were exchanged for 5,487,766 shares of common stock in Valeritas Holdings, Inc. CRG also took part in the PPO, contributing additional $20.0 million for 4,000,000 shares common stock of Valeritas Holdings. The aggregate common shares of Valeritas Holdings, Inc. held by CRG upon closing of the 2016 Merger were 9,487,763.

15. Stockholders’ Deficit

In connection with the 2016 Merger and the retrospective application of the recapitalization of the Company, the par value of each share of common stock of Valeritas Holdings, Inc. of $0.001 and the authorized 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock of Valeritas Holdings, Inc. became the capital structure of the Company.

Concurrently with the closing of the 2016 Merger, and as a condition to the 2016 Merger, the Company closed a private placement offering (the “Private Placement”) of approximately 5 million shares of common stock of Valeritas Holdings at a purchase price of $5.00 per share, for proceeds of approximately $24.0 million, net of financing costs. Existing investors of the Company invested $20.0 million of the Private Placement. The pre-2016 Merger stockholders of the Company retained an aggregate of 1,000,004 shares of common stock.

Prior to the 2016 Merger and recapitalization, Valeritas, Inc. recognized the following preferred stock transactions in the private company shares:

Series AB Convertible Preferred Stock

The Company issued 4,655,430 shares of private company Series AB Preferred Stock (converted into 1,110,613 shares of common stock of Valeritas Holdings, Inc. as part of the 2016 Merger) on January 29, 2016 for gross proceeds of $5.8 million. During February, March and April of 2016, CRG exercised warrants with respect to 5,900,000 shares of private company Series AB Preferred Stock of Valeritas (converted into 1,407,476 shares of common stock of Valeritas Holdings, Inc. after the 2016 Merger) for gross proceeds of $7.4 million and $1.6 million of derivative liabilities. As of September 30, 2016, all shares of private company Series AB Preferred Stock outstanding was converted to common shares of Valeritas Holdings, Inc. All remaining derivative liabilities associated with the Series AB warrants were reclassified to equity upon cancellation.

Any amounts funded in connection with the original issuance of the shares of private company common stock, Series D Preferred Stock and Series AA Preferred Stock have been retrospectively adjusted and accounted for as capital contributions as holders of shares of those classes of Valeritas, Inc. stock did not receive common shares of Valeritas Holdings, Inc. in connection with the 2016 Merger.

Debt Conversion

CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The shares of private company Series AB preferred stock were then converted into 2,053,959 shares of the Company’s common stock upon the 2016 Merger and all shares of the private company common stock were canceled upon the 2016 Merger.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the WCAS Note. WCAS converted its outstanding accrued interest and fees of $2.1 million into 1,660,530 shares of private company Series AB Preferred Stock which were then converted into 396,201 shares of common stock of the Company upon the 2016 Merger. At the time of the debt restructuring, $0.7 million of remaining in debt issuance costs was extinguished and recorded against equity as the lender is also a stockholder of the Company resulting in a net charge of $1.4 million to equity for the Term Loan.

16. Net Loss Per Share

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the quarters and nine months ended September 30, 2016 and 2015 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The following awards were not included in the computation of weighted average common shares for the quarter and nine months ended September 30, 2016 and 2015:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dilutive stock options	1,892,800	—	1,892,800	—
Warrants	83,120	—	83,120	—
Restricted stock	395,500	—	395,500	—

Total	2,371,420	—	2,371,420	—

As described in note 1 and Note 15, all outstanding Series AA Preferred Stock, Series D Preferred Stock and common stock were retired and cancelled prior to the 2016 Merger without consideration. They are therefore being excluded in the calculation of the net loss per share calculation included in these financial statements which have been retrospectively adjusted for the recapitalization of the Company. The weighted average common shares in 2016 and 2015 reflect the outstanding private company Series AB Preferred Stock of the private company as converted at the conversion ratio of 0.23856.

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

On May 3, 2016, our wholly-owned subsidiary, Valeritas Acquisition Corp., a corporation formed in the State of Delaware on May 3, 2016 or the Acquisition Sub, merged with and into Valeritas, Inc., a corporation incorporated on August 26, 2008 in the state of Delaware or Valeritas or the private company. Pursuant to this transaction or the 2016 Merger in which Valeritas was the surviving entity and became our wholly-owned subsidiary, we discontinued our pre-2016 Merger business and continued the existing business operations of Valeritas as a publicly-traded company under the name Valeritas Holdings, Inc.

In connection with the 2016 Merger and pursuant to a Split-Off Agreement, we transferred our pre-2016 Merger assets and liabilities to our pre-2016 Merger majority stockholder in exchange for the surrender by her and cancellation of 40,486,000 shares of our common stock. In addition, all of the outstanding stock of Valeritas was converted into shares of our common stock.

The 2016 Merger is being accounted for as a “reverse merger,” and Valeritas is deemed to be the accounting acquirer in the reverse merger, because the shareholders of Valeritas effectively control the combined companies as a result of the 2016 Merger. As such, the historical financial statements of Valeritas Holding, Inc. prior to the 2016 Merger has been replaced with the historical financial statements of Valeritas.

Amounts for Valeritas historical (pre-merger) common stock, preferred stock, warrants, and stock options including share and per share amounts have been retroactively adjusted using their respective exchange ratio in these financial statements, unless otherwise disclosed. As such, all shares of Valeritas, Inc. common stock, Series D Preferred Stock and Series AA Preferred Stock have been eliminated in the historical results, beginning with the earliest period presented. Any amounts funded in connection with the original issuance of the common stock, Series D Preferred Stock and Series AA Preferred Stock have been retrospectively adjusted and accounted for as capital contributions as holders of shares of these classes of Valeritas stock did not receive common shares of Valeritas Holdings, Inc. in connection with the 2016 Merger. All shares of Valeritas private company Series AB Preferred Stock have been retrospectively adjusted to common stock of Valeritas Holdings, Inc. based upon the exchange ratio noted above.

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

Basis of Presentation

The audited financial statements of Valeritas for the fiscal years ended December 31, 2015 and 2014 contained in the Form 8-K/A filed with the U.S. Securities and Exchange Commission by the Company on May 16, 2016, and the unaudited financial statements of Valeritas for the three and nine months ended September 30, 2016 and 2015 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the unaudited financial statements for the three and nine months ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature.

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

We currently focus on the treatment of patients with Type 2 diabetes—a pervasive and costly disease that, according to the 2014 National Diabetes Statistics Report released by the U.S. Centers for Disease Control and Prevention, or CDC, currently affects between 90% and 95% of the approximately 22 million U.S. adults diagnosed with diabetes. The CDC estimates that the combined direct medical and drug costs and indirect lost productivity costs of diabetes in the United States are approximately $245 billion annually. We believe the majority of the 12.8 million U.S. adults treating their Type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from V-Go’s innovative approach to Type 2 diabetes management. Our near-term market consists of the approximately 5.8 million of these patients who currently take insulin, which includes 4.6 million patients who have not been able to achieve their target blood glucose goal.

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

2016 Third Quarter Executive Summary

In the third quarter of 2016 as compared to the third quarter of 2015, our revenue increased 2.6% to $4.9 million, gross margin increased from 13.1 % to 35.6%, and our net loss decreased 36.8% to $9.2 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•	Our revenue has been impacted by a reduction in our field sales force, which was the result of Company restructuring efforts during February of 2016. In terms of representatives on the ground, we started the third quarter with 29 filled territories and had an average of 30 filled territories in the quarter (compared to an average of 58 filled territories in the third quarter of 2015. The net growth in revenue was primarily the result of higher average net pricing in 2016, supported by our executed increase in our gross price charged to distributors.

•	We have significantly increased the gross margins for our product by creating manufacturing efficiencies and by implementing cost effective processes in our product development.

In obtaining additional financing through our recent offering, we will look to grow our sales force and expand into new markets during 2017, which should continue the Company’s revenue growth.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following is a comparison of revenue and expense categories for the three months ended September 30, 2016 and 2015:

(Dollars in thousands)	Quarter Ended September 30,		Change
	2016	2015	$	%
Revenue, net	$4,860	$4,739	121	2.6
Cost of goods sold	3,132	4,119	(987)	(24.0)

Gross margin	1,728	620	1,108	178.7

Operating expense:
Research and development	1,188	1,519	(331)	(21.8)
Selling, general and administrative	7,997	9,908	(1,911)	(19.3)
Restructuring	198	—	198	100.0

Total operating expense	9,383	11,427	(2,044)	(17.9)
Operating loss	(7,655)	(10,807)	3,152	29.2

Other income (expense), net:
Other income, net	121	—	121	100.0
Interest expense	(1,596)	(3,688)	2,092	(56.7)
Change in fair value of derivatives	(27)	—	(27)	(100.0)

Total other income (expense), net	(1,502)	(3,688)	2,186	(59.3)

Loss before income taxes	(9,157)	(14,495)	5,338	(36.8)

Income tax expense	—	—	—	—

Net loss	$(9,157)	$(14,495)	5,338	(36.8)

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following is a comparison of revenue and expense categories for the nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Revenue, net	$14,754	$13,494	1,260	9.3
Costs of goods sold	9,589	11,143	(1,554)	(13.9)

Gross Margin	5,165	2,351	2,814	119.7
Operating expense:
Research and development	3,635	5,140	(1,505)	(29.3)
Selling, general and administrative	24,547	36,458	(11,911)	(32.7)
Restructuring	2,361	—	2,361	100.0

Total operating expense	30,543	41,598	(11,055)	(26.6)

Operating loss
Other income (expense), net:
Interest expense	(10,602)	(12,381)	1,779	(14.4)
Other income	121	—	121	100.0
IPO costs written off	—	(3,978)	3,978	100.0
Change in fair value of derivatives	(662)	443	(1,105)	(249.4)

Total other income (expense), net	(11,143)	(15,915)	4,772	(30.0)

Net loss before tax expense	$(36,521)	$(55,162)	18,641	(33.8)
Tax expense	—	—	—	—

Net loss	$(36,521)	$(55,162)	18,641	(33.8)

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

Revenue increased by 2.6% to $4.9 million in the third quarter of 2016 from $4.7 million in the third quarter of 2015. In February of 2016, the Company completed a restructuring of the business, one result of which was a significant reduction to the field sales force. In terms of sales representatives on the ground, we started the quarter with 29 filled territories and had an average of 30 filled territories in the quarter (compared to an average of 58 filled territories in the third quarter of 2015). This reduction drove a 6.4% drop in the volume of V-Go prescribed to patients in the third quarter of 2016 compared with the same period in 2015. The net revenue increase in 2016 was driven by higher average net prices realized compared with the same comparable quarterly period in 2015. Although the Company implemented an 8.0% WAC price increase during the latter part of the fourth quarter of 2015, our realized net price increased compared with the same period in 2015 grew by 9.5%. This incremental growth was driven primarily by a lower mix of patients utilizing our co-pay card program and a corresponding increase through our contracted managed care providers, resulting in a higher average realized net price.

On a year to date basis, our revenue increased by 9.3% to $14.8 million in the first nine months of 2016 from $13.5 million in the first nine months of 2015. In January of 2016, the Company initiated a restructuring of the business, one result of which was a significant reduction to the field sales force post January of 2016. Despite this reduction, the volume of V-Go prescribed and sold to patients during the first nine months of 2016 remained relatively flat, decreasing by 0.1% compared with the same period in 2015. The net revenue increase in 2016 was driven by higher average net prices realized compared with the same comparable period in 2015. Although the Company implemented an 8.0% WAC price increase during the latter part of the fourth quarter of 2015, our realized net price increased 9.5% compared with the same period in 2015. This incremental growth was driven primarily by a lower mix of patients utilizing our co-pay card program and a corresponding increase through our contracted managed care providers, resulting in a higher average realized net price.

Gross Margin

Cost of goods sold includes raw materials, labor costs, manufacturing overhead expenses and reserves for anticipated scrap and inventory obsolescence. We currently manufacture V-Go and the EZ Fill accessory in cleanrooms at a contract manufacturing organization, or CMO, in Southern China. We also have a relationship with a separate CMO that performs our final inspection and packaging functions. Any single-source components and suppliers are managed through our global supply chain operation. We continually work with our manufacturing CMO to refine our manufacturing processes and production lines to improve efficiencies and reduce labor cost. These improvements represent the primary drivers in the current year reduction in cost of goods sold per unit.

Our gross margin as a percentage of revenues for the quarter ended September 30, 2016 was 35.6%, compared to 13.1% during the quarter ended September 30, 2015. The increase in our gross margin is due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our net price increase.

Our gross margin as a percentage of revenues for the nine month period ended September 30, 2016 was 35.0%, compared to 17.4% during the nine month period ended September 30, 2015. The increase in our gross margin is due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our net price increase.

We expect our overall gross margin, which is calculated as revenue less cost of goods sold for a given period, to fluctuate in future periods as a result of varying manufacturing output as we strive to reduce near-term inventory levels. In the future, planned changes in and improvements to our manufacturing processes and expenses, as well as increases in production volume up to our current capacity are expected to further improve our gross margins.

Research and Development

Our research and development activities primarily consist of activities associated with our core technologies and processes engineering as well as research programs associated with products under development. These expenses in 2016 are primarily related to employee compensation, including salary, fringe benefits, share-based compensation and contract employee expenses.

Total research and development expenses decreased by 21.8% to $1.2 million in the third quarter of 2016 from $1.5 million in the third quarter of 2015. The decrease of $0.3 million was primarily comprised of reduced employee-related expenses resulting from our February 2016 restructuring efforts, and to a lesser extent lower external service spending related to our ongoing projects and contract labor costs.

Total research and development expenses decreased by 29.3% to $3.6 million in the nine month period ended September 30, 2016 from $5.1 million in the nine month period ended September 30, 2015. The decrease of $1.5 million was primarily comprised of reduced employee related expenses resulting from our February 2016 restructuring efforts, and to a lesser extent lower external service spending related to our ongoing projects and contract labor costs.

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

Our selling, general and administrative expenses decreased 19.3% in the quarter ended September 30, 2016 to $8.0 million as compared to $9.9 million in the quarter ended September 30, 2015. This decrease was driven primarily by the impact of our Company restructuring efforts executed in February, 2016 which reduced our field sales force. The remaining savings was realized by lower non-headcount sales and marketing expenditures. The remaining savings was attributed to our planned reduction in the use of external consulting services used to assist with our marketing initiatives and other professional services.

Our selling, general and administrative expenses decreased 32.7% in the nine month period ended September 30, 2016 to $24.5 million as compared to $36.5 million in the nine month period ended September 30, 2015. This decrease was driven primarily by the impact of our Company restructuring efforts executed in February, 2016 which significantly reduced our field sales force. This reduction in employee related costs was partially offset by a non-cash charge of $1.6 million during 2016 for stock based compensation expenses resulting from the cancellation of the Company’s stock option plans. The remaining savings was attributed to our planned reduction in the use of external consulting services used to assist with our marketing initiatives and other professional services.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our loan agreements with Capital Royalty Partners and WCAS Capital Partners IV, L.P. See “—Indebtedness” below for more information. Also included are costs related to our financing activities in 2016 and 2015.

Interest expense decreased 56.7% during the quarter ended September 30, 2016 to $1.6 million as compared to $3.7 million during the same period in 2015. The decrease was attributable to a restructuring of the Company Term Loan with CRG and the note payable with WCAS on May 3, 2016. The debt restructuring resulted in a lower restructured principal balance and lower interest rates in the third quarter of 2016 compared with the same period in 2015. The restructured interest rate decreased from 15% per annum in 2015 to 11% in 2016.

Interest expense decreased 14.4% during the nine months ended September 30, 2016 to $10.6 million as compared to $12.4 million during the same period in 2015. The decrease was attributable to a restructuring of the Company Term Loan with CRG and the note payable with WCAS on May 3, 2016. The debt restructuring resulted in a lower restructured principal balance and lower interest rates in the first nine months of 2016 compared with the same period in 2015. The restructured interest rate decreased from 15% per annum in 2015 to 11% on the Senior Secured Debt and 10% on the other note payable in 2016.

During the first nine months of 2015, we expensed $4.0 million of previously capitalized deferred offering costs incurred from an Initial Public Offering (IPO) effort terminated in March of 2015.

The decrease in fair value of derivatives of $0.6 million during the nine months ended September 30, 2016 compared with the increase in fair value of $0.4 million during the same period ended September 30, 2015 is primarily caused by fluctuations in period end valuations of our derivative liabilities. We held different derivative instruments during each period as well.

Liquidity and Capital Resources

The Company is subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. The Company expects that its sales performance and the resulting operating income or loss, as well as the status of each of its new product development programs, will significantly impact its cash requirements.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2016, the Company had $15.5 million in cash and cash equivalents and an accumulated deficit of $414.4 million. The Company’s restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $5.0 million. The Company’s cash balance will not be sufficient to satisfy the Company’s operations for the next 12 months from September 30, 2016 or maintain its liquidity covenant, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that the cash balance will be sufficient to satisfy the Company’s operations into mid-first quarter of 2017.

The Company expects that its actual sales performance and the resulting operating income or loss, as well as the status of each of its new product development programs, will significantly impact their cash management. The Company intends to maintain compliance with this liquidity covenant and fund future operations by raising additional capital. There can be no assurances that financing will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital prior to achieving sustained profitability from operations, there could be a material adverse effect on our business, results of operations and financial condition.

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(23,987)	$(30,766)
Investing activities	(50)	(921)
Financing activities	36,777	18,292

Total	$12,740	$(13,395)

Operating Activities

The decrease in net cash used in operating activities for nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily associated with increased product revenue and lower cost of goods sold as a result of manufacturing efficiencies. In addition, since 2015, operating expense benefited from the Company’s restructuring implemented in February, 2016 as well as internal efforts and improvements in managing cash flows.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was primarily related to purchases of capital equipment for our production lines. The use of cash in both 2016 and 2015 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was the result of gross proceeds from our common stock financing rounds, which raised $25.4 million and exercise of Series AB warrants of $7.4 million. Net cash provided by financing activities for the first nine months of 2015 was primarily the result of gross proceeds from the Series D, Series AA and Series AB Financing of $2.8 million, $15.2 million and $3.0 million respectively. These proceeds were partially offset by issuance costs of $2.6 million in aggregate.

Indebtedness

Senior Secured Debt

On May 23, 2013, the Company entered into the Term Loan of $50 million with Capital Royalty Group or CRG, structured as a senior secured loan with a six-year term or the Term Loan or the Senior Secured Debt. The Term Loan is secured by substantially all of the Company’s assets, including its material intellectual property. The Term Loan bore interest at 11% per annum and compounded annually. Until the third anniversary of the Term Loan, the Company had the option to pay quarterly interest of 7.5% in cash and 3.5% paid-in-kind, or PIK, interest which is added to the aggregate principal amount of the Term Loan on the last day of each quarter. Thereafter, interest on the Term Loan was payable only in cash. The Term Loan contained a minimum revenue covenant, which was $50.0 million for 2015.

The events of default, described previously, has led the Company to enter into a series of forbearance agreements with CRG. The initial forbearance agreement was entered into on May 18, 2015 and was subsequently amended five times. The forbearance agreements, as amended in 2015, contained a number of terms and conditions in exchange for CRG’s agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. As of December 31, 2015, the parties deferred the forbearance expiration date again to January 22, 2016. The forbearance agreements entered in 2015 and 2016 were accounted as troubled debt restructuring or TDR. There was no gain associated with the TDR, however the modified effective interest rate was applied prospectively.

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

On March 25, 2016, the Company and CRG amended the forbearance agreement to extend the expiration of the forbearance period to April 30, 2016 and included a number of events that could trigger an earlier expiration of the forbearance agreement. This did not result in any restructuring gain or loss and the modified effective interest rate was applied prospectively.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its Term Loan. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock (see “Other Note Payable” for additional conversions during 2016). The private company shares of Preferred Stock shares were then converted into 2,053,959 shares of the Company’s common stock upon the 2016 Merger and all private company common shares were canceled upon the 2016 Merger. The principal balance was restated as $50 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The restructured Term Loan agreement requires quarterly interest payments during the term of the loan, which are set to commence on June 30, 2018. The repayment of principal on amounts borrowed under the Senior Secured Debt is scheduled to be completed on March 31, 2021.

The restructured Senior Secured Debt Agreement contains a financial covenant that requires the Company to maintain a minimum cash balance of $5.0 million. As of September 30, 2016, we were in compliance with the financial covenant in the restructured Term Loan agreement, as we held cash and cash equivalents of $15.5 million.

Other Note Payable

In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note or the Other Note Payable, to WCAS Capital Partners IV, L.P., or WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. On May 23, 2013, the WCAS Note was amended such that the note then bore interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. The Company may pay off the WCAS Note at any time without penalty.

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its WCAS Note. WCAS converted its outstanding accrued interest and fees of $2.1 million into 1,660,530 shares of private company Series AB Preferred Stock, which were then converted into 396,201 shares of common stock of the Company upon the 2016 Merger. At the time of the debt restructuring, $0.7 million of remaining in debt issuance costs was extinguished and recorded against equity as the lender is also a stockholder of the Company, resulting in a net charge of $1.4 million to equity for the Term Loan (see “Senior Secured Debt” for additional conversions during 2016).

The principal balance was restated as $5.0 million with 10% per annum payable entirely as paid-in-kind interest and debt maturity date set at September 8, 2021. No interest payments are required during the term of the loan. The principal balance and any interest accrued during the term of the loan are due on the maturity date.

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

Revised Term Loan

The material aspects of the Revised Term Loan are as follows:

•	The Revised Term Loan will mature and the principal and all accrued paid-in-kind interest will amortize in a single bullet payment, in March, 2021, the twentieth quarterly payment date following the consummation of the 2016 Merger.

•	Interest on the Revised Term Loan will accrue at a rate of 11% per annum paid quarterly. Interest is payable, in our discretion, as eight percent cash interest and three percent paid-in-kind interest; provided, however, that before the eighth quarterly payment date, interest will be payable, in our discretion, in its entirety as paid-in-kind interest. All cash interest will otherwise be paid quarterly. During any period in which an event of default has occurred and is continuing, the interest rate will increase by four percent, per annum, and payable entirely in cash. Through September 30, 2016 the Company recognized $1.0 million in paid-in-kind interest.

•	The Revised Term Loan is secured by a first priority security interest and right of payment in all of our current global assets, accounts and proceeds, or those to be acquired.

•	All existing defaults under the Term Loan have been permanently waived.

•	We may, in our discretion, repay the Revised Term Loan in whole or in part without any penalty or prepayment fees.

•	The Revised Term Loan includes only one financial liquidity operating covenant, which requires that we maintain an end-of-day cash balance greater than $5 million.

Revised WCAS Note

The material aspects of the Revised WCAS Note are as follows:

•	The Revised WCAS Note will mature and the principal and all accrued paid-in-kind interest will amortize in a single bullet payment, on September 8, 2021.

•	The Revised WCAS Note will accrue interest at a rate of 10% per annum payable entirely as paid-in-kind interest.

•	Pursuant to the Subordination Agreement, WCAS’s right to payment under the Revised WCAS Note is subject to CRG’s payment of the Revised Term Loan.

•	All existing defaults under the WCAS Note have been permanently waived.

Contractual Obligations

The following summarizes our significant contractual obligations as of September 30, 2016:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	$3,021	$3,021	$—	$—	$—
Operating lease obligations(2)	1,495	955	540	—	—
Senior secured debt(3)	52,379	—	—	52,379	—
Other Note Payable(4)	5,259	—	—	5,259	—
Severance payment (5)	451	451

Total	$62,605	$4,427	$540	$57,638	$—

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.
(2)	Represents operating lease commitments for office and manufacturing space in Shrewsbury, Massachusetts and Bridgewater, New Jersey and small office equipment.
(3)	Represents Term Loan agreement with Capital Royalty Partners for $50.0 million, including accrued interest through September 30, 2016.
(4)	Represents a $5.0 million Other Note Payable to WCAS Capital Partners IV, L.P., including accrued interest through September 30, 2016.
(5)	Represents severance payments due to former employees as part of our restructuring, which occurred in the first quarter of 2016.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and title passed, the price is fixed or determinable, and collectability is reasonably assured. These criteria are applied as follows:

•	The evidence of an arrangement generally consists of contractual arrangements with our third-party wholesalers and medical supply distributors.

•	Transfer of title and risk and rewards of ownership are passed upon shipment of product to distributors. However, due to uncertainty of customer returns and insufficient historical data that would enable us to estimate returns, we do not consider this element to have been achieved until the prescription has been dispensed to the patient.

•	The selling prices are fixed and agreed upon based on the contracts with wholesalers and medical supply distributors, the customer and contracted insurance payers, if applicable. For sales to customers associated with insurance providers with whom we do not have a contract, we recognize revenue upon collection of cash at which time the price is determinable. Provisions for discounts and rebates to wholesalers, medical suppliers and payers are established as a reduction to revenue in the same period the related sales are recorded.

•	We consider the overall creditworthiness and payment history of the wholesalers and medical suppliers in concluding whether collectability is reasonably assured.

We have entered into agreements with wholesalers, distributors and third-party payers throughout the United States. These agreements may include product discounts or rebates payable by us to third-party payers upon dispensing V-Go to patients. Additionally, these agreements customarily provide such wholesalers and medical supply distributors with rights to return purchased products within a specific timeframe, as well as prior to such timeframe if the product is damaged in the normal course of business. Our wholesaler and medical supply distributor customers can generally return purchased product during a period that begins six months prior to the purchased V-Go’s expiration date and ends one year after the expiration date. Each V-Go’s expiration date is determined by adding 36 months to the date of manufacture. Returns are no longer honored after delivery to the patient. Therefore, with respect to each unit of V-Go sold, we record revenue when a patient takes possession of the product.

Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, and prompt pay discounts, all of which are established at the time of sale. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

•	managed care rebates, which are based on the estimated end user payer mix and related contractual rebates; and

•	distribution fees and prompt pay discounts, which are recorded based on specified payment terms, and which vary by customer.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no impairment charges recorded during the nine month periods ended September, 2016 and 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2016.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO) and our Corporate Controller (our principal executive officer and principal financial officer, respectively) to allow for timely decisions regarding required disclosure. Our CEO, CFO and our Corporate Controller have concluded that our disclosure controls and procedures were not effective as of September 30, 2016. However, the Company’s management team has initiated certain measures designed to improve the effectiveness of the Company’s disclosure controls and procedures. These measures, include, but are not limited to, the recruitment and hiring of a Chief Financial Officer and the hiring and onboarding of an Accounting Manager with experience in annual and quarterly reporting for a public company pursuant to U.S. securities laws, which were both completed during 2016 as well as the implementation of additional review and approval processes. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we will review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

As of September 30, 2016, the Company had $15.5 million in cash and cash equivalents and an accumulated deficit of $414.4 million. To date, we have financed our operations primarily through sales of our preferred stock, debt financings and limited sales of our product. We have devoted substantially all of our resources to the research, development and engineering of our product, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business. The Company estimates that the cash balance will be sufficient to satisfy the Company’s operations into mid-first quarter of 2017.

To implement our business strategy we need to, among other things, increase sales of our product with our existing sales and marketing infrastructure, fund ongoing research, development and engineering activities, and obtain regulatory clearance in other markets outside the U.S. and European Union or approval to commercialize our products currently under development. We expect our expenses to increase as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently commercialized V-Go, which makes predicting our sales more difficult. Any additional operating losses will have an adverse effect on our stockholders’ equity/(deficit), and we cannot assure you that we will ever be able to achieve or sustain profitability.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an “accelerated filer” or a “large accelerated filer,” and no longer an “emerging growth company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. As a result of the consummation of the merger with Valeritas, Inc. completed on May 3, 2016, we have implemented a new management team. Our new management has not yet conducted a formal evaluation of our internal control over financial reporting and has not been able to make an assessment on whether the internal controls over financial reporting are effective. Based upon the last evaluation conducted as of September 30, 2016, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules and forms of the U.S. Securities and Exchange Commission.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2016.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2016.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2016.

32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2016.

101	The following materials from Valeritas Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (ii) Condensed Consolidated Statements of Financial Position at September 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statement of Shareholders’ Equity at September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valeritas Holdings, Inc.

(Registrant)

/s/ John Timberlake
John Timberlake
Chief Executive Officer, Chief Commercial Officer and President
Principal Executive Officer

/s/ Erick Lucera
Erick Lucera
Chief Financial Officer
Principal Financial Officer

Dated: November 10, 2016