Form 10-Q
period 2017-03-31
Valeritas Holdings Inc.
filed 2017-05-12
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant's telephone number, including area code: (908) 927-9920
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock as of May 5, 2017 was 6,842,978.

VALERITAS HOLDINGS, INC.

CAUTIONARY NOTE
REGARDING FORWARD‑LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•
expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products that we may acquire or in-license;

•	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;

•	expected losses;

•	ability to obtain and maintain intellectual property protection for our product candidates;

•	acceptance of our products by doctors, patients, or payors;

•	stock price and its volatility;

•	ability to attract and retain key personnel;

•	the performance of third-party manufacturers;

•	expectations for future capital requirements; and

•	our ability to successfully implement our strategy.

The forward-looking statements contained in this report reflect our views and assumptions only as of the date that this report is signed. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended March 31,
	2017	2016
Revenue, net	$4,611	$5,009
Cost of goods sold	2,878	3,297
Gross profit	1,733	1,712
Operating expense:
Research and development	1,588	1,261
Selling, general and administrative	10,447	8,409
Restructuring	—	1,762
Total operating expense	12,035	11,432
Operating loss	(10,302)	(9,720)
Other income (expense), net:
Other expense	(184)	—
Other income	66	—
Interest expense	(1,584)	(6,585)
Change in fair value of derivatives	198	(593)
Total other income (expense), net	(1,504)	(7,178)
Loss before income taxes	(11,806)	(16,898)
Income tax expense	—	—
Net loss	$(11,806)	$(16,898)
Preferred stock dividend	$(48)	$—
Net loss attributable to common stockholders	$(11,854)	$(16,898)
Net loss per share of common shares outstanding - basic and diluted	$(6.92)	$(47.37)
Weighted average common shares outstanding - basic and diluted	1,706,036	356,758
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$51,184	$9,866
Accounts receivable, net	3,619	3,462
Other receivables	449	173
Inventories, net	8,275	9,384
Deferred cost of goods sold	742	690
Prepaid expense and other current assets	284	569
Total current assets	64,553	24,144
Property and equipment, net	9,789	10,219
Other assets	153	153
Total assets	$74,495	$34,516
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,128	$4,591
Accrued expense and other current liabilities	5,071	5,532
Deferred revenue	1,784	1,623
Total current liabilities	11,983	11,746
Long-term debt, related parties	33,130	58,978
Deferred rent liability	51	70
Derivative liabilities	24	222
Total liabilities	45,188	71,016
Commitments and Contingencies
Stockholders' equity (deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized; 6,842,978 and 1,590,948 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7	2
Convertible preferred stock, $0.001 par value, 50,000,000 and 10,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 2,750,000 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively. (aggregate liquidation value of $27,548 and $0 at March 31, 2017 and December 31, 2016)	3	—
Additional paid-in capital	465,723	387,737
Accumulated deficit	(436,426)	(424,239)
Total stockholders' equity (deficit)	29,307	(36,500)
Total liabilities and stockholders' equity (deficit)	$74,495	$34,516
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance-December 31, 2016	—	$—	1,590,948	$2	$387,737	$(424,239)	$(36,500)
Cumulative effect of change in accounting principle	—	—	—	—	381	(381)	—
Share-based compensation expense	—	—	—	—	1,356	—	1,356
Issuance of common stock as a result of public offering, net of fees	—	—	5,250,000	5	48,781	—	48,786
Issuance of common stock for compensation	—	—	2,030	—	73		73
Issuance of preferred stock upon conversion of debt	2,750,000	3	—	—	27,395	—	27,398
Net loss	—	—	—	—	—	(11,806)	(11,806)
Balance-March 31, 2017	2,750,000	$3	6,842,978	$7	$465,723	$(436,426)	$29,307
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(11,806)	$(16,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	472	421
Amortization of financing costs	13	3,983
Noncash interest expense	1,571	2,601
Share-based compensation expense	1,429	561
Obsolete inventory reserve	111	—
Change in fair value of derivative liabilities	(198)	593
Gain on sale of property and equipment	(66)	—
Accrued restructuring cost	—	1,331
Changes in:
Accounts receivable	(157)	(328)
Other receivables	(276)	351
Inventories	998	(913)
Deferred cost of goods sold	(52)	109
Prepaid expense and other current assets	284	162
Accounts payable	507	(1,837)
Accrued expense	(950)	(777)
Deferred revenue	161	(161)
Deferred rent liability	(19)	(92)
Net cash used in operating activities	(7,978)	(10,894)
Investing activities
Proceeds from sale of property and equipment	66	—
Acquisition of property and equipment	(43)	(143)
Net cash provided by (used in) investing activities	23	(143)
Financing activities
Repayment of capital lease	—	(26)
Proceeds from issuance of private company Series AB Preferred Stock received from related party	—	5,819
Proceeds from issuance of common stock ($40,000 received from a related party), net of issuance costs	49,308	—
Costs associated with investor capital contributions	—	(162)
Payment of debt restructuring costs	(35)	—
Proceeds from exercise of warrants by a related party	—	7,026
Net cash provided by financing activities	49,273	12,657
Net increase in cash and cash equivalents	41,318	1,620
Cash and cash equivalents-beginning of period	9,866	2,789
Cash and cash equivalents-end of period	$51,184	4,409
Supplemental disclosures of cash flow information
Accrued property and equipment	$—	$24
Accrued offering costs/acquisition related costs	$516	$91
Write off of debt issuance costs	$107	$—
Conversion of debt to Series A preferred stock	$27,500	$—
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
As used in these Notes, the terms "Valeritas" and the "private company" refer to the business of Valeritas, Inc. prior to the 2016 Merger (as defined below), the term "Valeritas Holdings, Inc." or the "Company" refers to the combination of Valeritas and Valeritas Holdings, Inc. after giving retrospective effect to the recapitalization under the 2016 Merger.
Valeritas was incorporated in the state of Delaware on December 27, 2007 when it was converted into a Delaware Corporation from a Delaware limited liability company, which was formed on August 2, 2006, and changed its name from Valeritas LLC. The Company is a commercial-stage medical technology company focused on developing innovative technologies to improve the health and quality of life of people with Type 2 diabetes. The Company designed its first commercialized product, the V-Go Wearable Insulin Delivery device, or V-Go, to help patients with Type 2 diabetes who require insulin to achieve and maintain their target blood glucose goals. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body's normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
2016 Reverse Merger and Recapitalization
On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), by and among Valeritas Holdings, Inc., Valeritas Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Valeritas Holdings, Inc. (the "Acquisition Subsidiary") and Valeritas, Inc., Acquisition Subsidiary was merged with and into Valeritas, with Valeritas being the surviving entity and as a wholly owned subsidiary of Valeritas Holdings, Inc. (the "2016 Merger"). Immediately prior to the 2016 Merger, all shares of Valeritas, Inc. common stock, Series D Preferred Stock, Series AA Preferred Stock, and shares underlying common stock options and shares underlying the warrants were canceled without consideration. Concurrent with the 2016 Merger, the shares of Valeritas, Inc. Series AB Preferred Stock were canceled and each share of private company Series AB Preferred Stock of Valeritas was replaced with 0.02982 shares of common stock of Valeritas Holdings, Inc.
Upon the closing of the 2016 Merger, under the terms of a split-off agreement and a general release agreement, Valeritas Holdings, Inc. transferred all of its pre-2016 Merger operating assets and liabilities to its wholly owned special purpose subsidiary ("Split-Off Subsidiary"), and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-Merger majority stockholder of Valeritas Holdings, Inc. (the "Split-Off"), in consideration of and in exchange for (i) the surrender and cancellation of 5,060,750 shares of Valeritas Holdings, Inc. common stock held by such stockholder (which will be canceled and will resume the status of authorized but unissued shares of Valeritas Holdings, Inc. common stock) and (ii) certain representations, covenants and indemnities.
The 2016 Merger was accounted for as a "reverse merger," and Valeritas was deemed to be the accounting acquirer in the reverse merger. The historical financial statements of the Valeritas Holding, Inc. prior to the 2016 Merger have been replaced with the historical financial statements of Valeritas.
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

2. Liquidity and Uncertainties
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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2017, the Company had $51.2 million in cash and cash equivalents and an accumulated deficit of $436.4 million. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. The Company’s cash balance will be sufficient to satisfy the Company’s operations for the next 12 months from this report issuance date and maintain its liquidity covenant through that date. The Company estimates that the cash balance will be sufficient to satisfy the Company's operations through the third quarter of 2018.
3. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction in Valeritas Holdings, Inc.'s annual consolidated financial statements included within the Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 21, 2017.
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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 may not be indicative of results for the full year.
Reverse Stock Split
On March 15, 2017, the Company approved an eight-to-one reverse split of our common stock. Adjustments have been made to all periods and amounts presented to appropriately reflect the retrospective application of the reverse stock split.
Significant Accounting Policies
There have been no material changes to the significant accounting policies previously disclosed in Valeritas Holdings, Inc.'s 2016 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017.  In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing.  The Company is currently evaluating the impact of adopting ASU 2014‑09 and ASU 2016-10.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

4. Inventory
Inventory, net at March 31, 2017 and December 31, 2016 consists of:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Raw materials	$1,178	$1,117
Work in process	862	1,434
Finished goods	6,235	6,833
Total	$8,275	$9,384
Cost is determined on a first in, first out, or FIFO, basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves at March 31, 2017 and December 31, 2016 were $1.6 million and $1.4 million, respectively.
5. Property and Equipment
Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Useful lives	March 31, 2017	December 31, 2016
Machinery and equipment	5-10	$15,153	$15,150
Computers and software	3	1,343	1,343
Leasehold improvements	6-10	212	212
Office equipment	5	89	89
Furniture and fixtures	5	206	206
Construction in process		154	114
Total		17,157	17,114
Accumulated depreciation		(7,368)	(6,895)
Property and equipment, net		$9,789	$10,219
Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 were $0.5 million and $0.4 million respectively. The Company received proceeds and recognized a gain of $0.1 million on the sale of property and equipment, which was previously written off.

6. Accrued Expenses and Other Current Liabilities
At March 31, 2017 and December 31, 2016, the Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Compensation	$1,583	$2,875
Marketing services	288	949
Distribution agreements and managed care costs	1,019	959
Professional fees	1,690	291
Travel expenses	176	53
Manufacturing overhead	239	89
Other accruals	76	316
Total accrued expenses and other current liabilities	$5,071	$5,532
7. Restructuring
In February 2016, as part of a restructuring plan, the Company underwent a labor force reduction. The total restructuring costs were $2.7 million and consisted of $1.2 million severance expense and $1.5 million of retention bonuses. The retention bonuses were paid in two installments over the 12 months following the commencement of the restructuring plan.
The Company accrued the retention bonus monthly on a straight line basis through the retention period. The second installment of the retention bonus was paid in February, 2017. See below for all activity during the three months ended March 31, 2017:

(Dollars in thousands)	Severance Accrual	Retention Bonus Accrual	Total
December 31, 2016 Balance	$305	$220	$525
Payments	(104)	(220)	(324)
March 31, 2017 Balance	$201	$—	$201

The remaining balance of the severance accrual is expected to be paid in the third quarter of 2017.

8. Debt
At March 31, 2017 and December 31, 2016, the Company had the following debt outstanding:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Senior Secured Debt, net	$25,000	$50,000
Issuance costs	(138)	(214)
Payment-in-kind (PIK) interest	5,297	3,852
Total Senior Secured Debt, net	30,159	53,638
Other Note Payable, net	2,500	5,000
Payment-in-kind (PIK) interest	471	340
Total Other Note Payable, net	2,971	5,340
Total debt	$33,130	$58,978
Total debt, long-term	$33,130	$58,978

Presentation
On May 23, 2013, the Company entered into the Term Loan of $50 million with Capital Royalty Group ("CRG"), structured as a senior secured loan with a six-year term (the "Term Loan" or the "Senior Secured Debt"). In 2015, the Company did not meet the minimum revenue covenant of $50 million contained in the Term Loan agreement. Also, the Company did not meet the capital financing targets and was not able to maintain adequate operating cash and working capital all of which triggered the occurrence of a Material Adverse Change as stipulated within the Term Loan agreement. The Company entered into a series of forbearance agreements, which extended the repayment terms through May 3, 2016.
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company entered into the Second Amended and Restated Term Loan Agreement (the "Amendment") to restructure its Term Loan and WCAS Note, which extended the payment term of respective principal balance of $50.0 million and $5.0 million to March 31, 2021 and September 8, 2021, respectively.
On February 9, 2017, the Company entered into Amendment No. 1 to the Term Loan with CRG. CRG and the Company are parties to that certain Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016 (the “Loan Agreement”). The Amendment (i) extends the interest only-period of the Loan Agreement by one year to March 31, 2022 from March 31, 2021; (ii) extends the time required prior to the initial required cash interest payments by one year to June 30, 2019 from June 30, 2018; (iii) extends the deadline for full payment under the Loan Agreement to March 31, 2022 from March 31, 2021, and (iv) reduces the Company’s minimum cash and cash equivalent requirements to $2,000,000 from the previous requirement of $5,000,000, except that if the Company did not consummate an underwritten public offering with gross proceeds of at least $40,000,000 by December 31, 2017, then the minimum cash covenant would have reverted back to $5,000,000. The Company satisfied this requirement with the public offering on March 23, 2017, which raised $48.8 million in net proceeds.
On March 23, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares upon completion of the public offering at a conversion rate of $10. CRG and WCAS received 2,500,000 and 250,000 preferred shares, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs were extinguished and recorded against equity as the lender is also a shareholder of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.
During the quarters ended March 31, 2017 and 2016, the Company incurred non-cash interest expense of $1.6 million and $2.6 million, respectively.
Senior Secured Debt
The events of default, described previously, had led the Company to enter into a series of forbearance agreements with CRG. The initial forbearance agreement was entered on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended entered in 2015, contained a number of terms and conditions in exchange for CRG's agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. The forbearance agreement entered in 2016 was accounted as a troubled debt restructuring ("TDR"). There was no gain associated with the TDR, however the modified effective interest rate was applied prospectively.
On January 22, 2016, the Company and CRG amended the forbearance agreement to extend the forbearance period to March 31, 2016. As part of the terms within the forbearance agreement, the Company issued warrants to CRG exercisable into 16.0 million shares of private company Series AB Preferred Stock of the Valeritas at $1.25 per share. The warrant had a term of one year. The warrant fair value at the date of issuance was determined to be $4.0 million, using Black Scholes option pricing model (see note 9 below). The warrant was accounted for as a debt discount and amortized through to May 3, 2016, when the Term Loan was restructured.
On March 25, 2016, the Company and CRG amended the forbearance agreement to extend the expiration of the forbearance period to April 30, 2016 and included a number of events that could trigger an earlier expiration of the forbearance agreement. This did not result in any restructuring gain or loss and the modified effective interest rate was applied prospectively.
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the Term Loan. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock (see Other Note Payable for additional conversions during 2016). The private company Series AB shares were then converted into 256,744 of the Company's common stock upon the 2016 Merger and all private company shares of common stock were canceled upon the 2016 Merger. The principal balance was restated as $50.0 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which are set to commence on June 30, 2018. The repayment of principal on amounts borrowed under the Term Loan is scheduled to be completed on March 31, 2021.
On March 23, 2017, CRG converted $25.0 million of the principal balance to 2,500,000 shares of preferred stock. The principal balance of the Term Loan was restated as $25.0 million. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.

The restructured Term Loan agreement contains a financial covenant, which requires the Company to maintain a minimum cash balance of $2.0 million. As of March 31, 2017, the Company was in compliance with the financial covenant in the restructured Term Loan agreement.
Warrant
On January 29, 2016, Valeritas issued CRG additional warrants to acquire 16,000,000 private company Series AB shares at exercise price of $1.25, which would have converted to 477,120 shares of common stock in the public company. The fair value of the warrant at the date of issuance is determined to be $4.0 million, which Valeritas recorded as additional debt discount and a derivative liability. As such, all discounts associated with warrants issued in connection with the Term Loan were fully amortized at May 3, 2016.
Financing costs
The Company recorded the Term Loan net of deferred financing costs paid directly to the creditor (and therefore treated as a discount to the debt) of $0.5 million relating to the lender finance fee of 1%. The discount related to the issuance costs is being amortized over the term of the loan using the effective interest method. The forbearance agreements entered into during 2015 accelerated the timing of repayment of the Term Loan to January 22, 2016. The Company accelerated the amortization of the debt discount to coincide with the forbearance period. The carrying amount of the debt discount relating to the original deferred financing costs was fully amortized at December 31, 2016.
In connection with the restructuring of the Term Loan on May 3, 2016, the Company incurred costs of $0.2 million which were recorded as a discount to the Term Loan balance and will be amortized through the term of the loan using the effective interest rate method. In connection with the restructuring of the Term Loan on March 23, 2017, $0.1 million of the discount to the Term Loan was was extinguished and recorded against equity as the lender is also a shareholder of the Company. A de minimis amount of issuance costs were capitalized in connection with the debt conversion. At March 31, 2017, $0.1 million of the restructured debt discount remained.

Lenders Put Option
Upon a change in control or certain asset sales, the Term Loan was to be prepaid in an amount equal to the outstanding principal balance plus accrued and unpaid interest, taking into account a prepayment premium that started at 5% of the balance and decreased to 0% over time. The Company determined that the prepayment feature qualified as an embedded derivative requiring bifurcation from the debt. On May 23, 2014, the derivative was initially valued at $0.6 million and recorded as a long term liability within "derivative liabilities" in the Company's consolidated balance sheet with a corresponding discount on the Term Loan. Upon default of the Term Loan, the Lenders called for immediate repayment of the Term Loan including a 4% prepayment penalty. As such, the derivative liability associated with the Term Loan prepayment provision was considered to be extinguished and the prepayment penalty in the amount of $2.4 million was accrued at December 31, 2015. The full prepayment penalty accrued at December 31, 2015 as well as the additional prepayment fee accrued during 2016 prior to the restructuring was included in the interest and fees that were converted into private company common shares and Series AB preferred stock upon the restructuring.
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

Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its WCAS Note. WCAS converted its outstanding accrued interest and fees of $2.1 million to 1,660,530 shares of private company Series AB preferred stock, which were then converted into 49,526 shares of common stock of the Company upon the merger. At the time of the debt restructuring, $0.7 million of remaining in debt issuance costs were extinguished and recorded against equity as the lender is also a shareholder of the Company.
On March 23, 2017, $2.5 million of the WCAS Note was converted to preferred shares. WCAS received 250,000 preferred shares. The remaining principal balance of $2.5 million was amended to decrease the interest rate back to 10% per annum payable entirely as paid-in-kind interest and debt maturity date set at September 8, 2021. No interest payments are required during the term of the loan.

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
Through March of 2016, CRG exercised warrants to acquire 5,620,600 shares of Series AB Preferred Stock of the private company (167,602 common shares of Valeritas, Holdings, Inc. post recapitalization) for gross proceeds of $7.0 million. The fair value of exercised warrants of $1.5 million was reclassified from derivative liability to additional paid in capital. On May 3, 2016, the Company canceled any outstanding warrants to acquire private company Series AB Preferred Stock. The remaining derivative liability balance of $3.0 million was reclassified from derivative liability to additional paid in capital upon cancellation of the unexercised warrants.
Placement Agent Warrants
The Company also issued 10,390 warrants to acquire common stock to the placement agents in the private placement offering that was conducted as part of the 2016 Merger ("PPO"). The warrants are accounted as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.

The fair value of the warrants at March 31, 2017 and December 31, 2016 was estimated to be $0.0 million and $0.3 million, respectively, based on the Black-Scholes option pricing model. Key assumptions used to apply this model were as follows:

	May 3, 2016	March 31, 2017
Dividend yield	—	—
Expected volatility	80.0%	67.0%
Risk-free rate of return	1.22%	1.93%
Expected term (years)	5.0	4.1
Fair Value per share	$25.60	$2.39
The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable-December 31, 2016	10,390	$40.00	4.3 years
Warrants issued in conjunction with public share offering	—	—
Warrants exercised	—	—
Outstanding and exercisable-March 31, 2017	10,390	$16.26	4.1 years

On March 23, 2017, the Company sold 5,250,000 shares of its common stock in an underwritten public offering, in which it received net proceeds of approximately $48.8 million. The offering price of $10 per share was less than the exercise price of the outstanding warrants. Pursuant to the terms of the warrants issued, the exercise price of those warrants was reduced as a result of the offering.
10. Offering
On March 23, 2017, the Company sold 5,250,000 shares of its common stock in an underwritten public offering, in which it received net proceeds of approximately $48.8 million.
11. Fair Value Measurements
The Company determines the fair values of its financial instruments based upon the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement data.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by the observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017 or 2016. The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2017 and December 31, 2016 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. The fair value of the Term Loan and WCAS note approximate their carrying value as of March 31, 2017 and December 31, 2016.

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Fair Value as of March 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$24	—	—	$24

	Fair Value as of December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$222	—	—	$222
The Company's derivative liabilities are classified within Level 3 because they are valued with an option pricing model, where certain inputs to the model are unobservable and reflect the Company's assumptions as to what market participants would use.
The following table presents the Company's liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2017:

(Dollars in Thousands)
Balance, December 31, 2016	$222
Decrease for fair value adjustment of warrant	(198)
Balance, March 31, 2017	$24

12. Commitments and Contingencies
Operating Leases
The Company leases buildings in Shrewsbury, Massachusetts and Bridgewater, New Jersey and equipment under operating lease agreements, expiring in 2017 and 2018. In addition to rental expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. The rental payments include the minimum rentals plus common area maintenance charges. Some of the leases include renewal options. Rental expense under operating leases amounted to $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.
At March 31, 2017, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2017	$718
2018	121
Total	$839

Licensing Agreement
Pursuant to a formation agreement, dated as of August 22, 2006 (the Formation Agreement), BioValve and BTI Technologies Inc. (BTI), a wholly owned subsidiary of BioValve, contributed to Valeritas, LLC all of their right, title and interest in and to all of the assets, properties and rights of BioValve and BTI to the extent related to BioValve's drug delivery/medical device initiative, consisting of patents and equipment, hereafter referred to as the Device Assets (Device Assets).
On August 22, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of March 31, 2017 and December 31, 2016, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in the V-Go or any current products under development.
13. Stock-Based Compensation
Stock Options and Restricted Stock
Total stock-based compensation expense related to stock options and restricted stock was $1.4 million and $0.6 million for the quarter ended March 31, 2017 and 2016, respectively.

Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was applied retroactively effective December 31, 2016, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to 2017.
On March 7, 2016, the Company dissolved Valeritas Holdings, LLC. As a result of the dissolution, the 2008 Employee Equity Compensation Plan was terminated and all options outstanding thereunder were canceled. On May 3, 2016, the 2014 Employee Equity Compensation Plan (the "2014 Plan") was terminated and all options outstanding thereunder were canceled. The 2016 Employee Equity Compensation plan was established concurrently with the 2016 Merger. In February, 2017, the Company approved an increase to the amount of options available for issuance. At March 31, 2017, an aggregate of 345,217 shares of the Company's common stock were available for issuance under this plan. The options generally vest over a period of three or four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the date the options begin to vest. The restricted stock awards vest on the first, second and third anniversaries of the original grant date or as of the sixth month anniversary of the date on which the Company's securities are listed on Nasdaq. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. The Company's securities achieved Nasdaq listing in March 2017, and as such the vesting period for restricted stock awards has been accelerated to amortize the remaining costs over the next six months. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
Stock Options
2016 Employee Equity Compensation Plan Stock option activity for the three months ended March 31, 2017 was as follows:

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	252,850	$40.18	9.41	$37
Granted	1,463,800	7.18	9.98	—
Forfeited / Canceled	(4,000)	39.88	—	—
Options outstanding at March 31, 2017	1,712,650	$11.97	9.86	$43

Share based compensation expense related to options issued under the 2016 Plan was $0.9 million for the quarter ended March 31, 2017. The weighted average grant date fair value of options granted under the 2016 plan during the quarter ended March 31, 2017 was $4.43. There have been no option exercises under the 2016 Plan. As of March 31, 2017 there remained $10.7 million of unrecognized share-based compensation expense related to unvested stock options issued under the 2016 Plan to be weighted average grant date fair value of 2.65 years.
The fair value of the options at the date of issuance was estimated to be $6.5 million, based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

Weighted Average on Grant Date
Dividend yield	—
Expected volatility	68.99%
Risk-free rate of return	2.05%
Expected term (years)	5.80
Fair Value per share	$5.80

Restricted Stock

During the second and third quarters of 2016, the Company issued restricted stock awards to employees and key consultants. The grants vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. On March 23, 2017, the Company's common shares were listed on the Nasdaq Capital Market. This event caused an acceleration of the vesting period for restricted stock awards. All restricted stock awards will vest six months from the date of the Company's listing on Nasdaq. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be recognized as they occur. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest. Restricted stock award activity for the quarter ended March 31, 2017 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	48,637
Awards granted	—
Awards vested	—
Awards forfeited	(729)
Non-vested awards outstanding at March 31, 2017	47,908

Share based compensation related to restricted stock issued under the 2016 Plan was $0.8 million for the quarter ended March 31, 2017. The fair value of the awards on the date of issuance was estimated to be $2.3 million and $0.7 million remains in unrecognized compensation related to these awards at March 31, 2017, which is to be recognized as an expense over a weighted average period of 0.48 years.
14. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note to WCAS (See discussion of "Other Note Payable" in note 8). Certain affiliates of WCAS are also common stock shareholders as of March 31, 2017. Concurrently with the closing of the 2016 Merger on May 3, 2016, we restructured the WCAS Note. WCAS converted $2.1 million of outstanding interest into 1,660,530 shares of Series AB Preferred Stock, which was converted to 49,526 shares of common stock of the Company.
During the three months ended March 31, 2016, CRG participated in additional Series AB financing as well as exercised its Series AB warrants to acquire additional 10,276,030 shares of private company Series AB Preferred Stock (314,761 shares of Valeritas Holdings, Inc. common stock after the 2016 Merger) of the Company for gross amount of $13.2 million. CRG also held warrants to acquire 10,379,800 shares of Series AB preferred stock as of March 31, 2016. CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 256,744 shares of the Company’s common stock upon the 2016 Merger and all shares of the private company stock were canceled upon the 2016 Merger. Upon the closing of the 2016 Merger, the aggregate CRG shares of Series AB Preferred Stock were exchanged for 685,970 shares of common stock in Valeritas Holdings, Inc. CRG also took part in the Private Placement, contributing an additional $20.0 million for 500,000 shares common stock of Valeritas Holdings. The aggregate common shares of Valeritas Holdings, Inc. held by CRG upon closing of the 2016 Merger were 1,185,970.
During the three months ended March 31, 2017, CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, to preferred shares of 2,500,000 and 250,000, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.
During the three months ended March 31, 2017, CRG participated in an offering of common shares to acquire 4,000,000 shares for $40.0 million.
15. Stockholders' Equity/(Deficit)
In connection with the 2016 Merger and the retrospective application of the recapitalization of the Company, the par value of each share of common stock of Valeritas Holdings, Inc. of $0.001 and the authorized 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock of Valeritas Holdings, Inc. became the capital structure of the Company.
Concurrently with the closing of the 2016 Merger, and as a condition to the 2016 Merger, the Company closed a private placement offering (the "Private Placement") of approximately 0.6 million shares of common stock of Valeritas Holdings at a purchase price of $40.00 per share, for proceeds of approximately $24.0 million, net of financing costs. Existing investors of the Company invested $20.0 million of the Private Placement. The pre-2016 Merger stockholders of the Company retained an aggregate of 125,000 shares of common stock.
During the three months ended March 31, 2017, the Company closed a public offering of 5,250,000 shares of common stock of Valeritas Holdings at a purchase price of $10.00 per share, for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering.
On March 23, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares. CRG and WCAS received 2,500,000 and 250,000 preferred shares, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company. The Company capitalized a de minimis amount of debt issuance costs in connection with the conversion.

Preferred Stock

In February 2017, the Company’s Board of Directors approved a proposal for a reverse stock split in any ratio up to 1-for-10 of the Company’s common stock and an increase in the number of shares of preferred stock the Company is authorized to issue to 50,000,000. On March 8, 2017, the Company’s stockholders approved, and the Company’s board of directors subsequently adopted, an eight-to-one reverse stock split of the Company’s common stock and the increase in the amount of shares of preferred stock the Company is authorized to issue. All share and per share numbers in these financial statements have been retrospectively adjusted to reflect the reverse stock split.

Shares of preferred stock may be issued from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by our Board of Directors prior to the issuance of any shares thereof. Preferred stock will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

On February 14, 2017, the Company entered into an agreement with CRG and WCAS to convert a total of $27.5 million of the outstanding principal amount of the Company's debt, including the Term Loan, into shares of Series A Convertible Preferred Stock at the public offering price. The shares of Series A Preferred Stock will be convertible at the option of the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the Series A Original Issue Price by the Series A Conversion Price (both as to be defined in the Certificate of Designation) in effect at the time of conversion. This formula initially results in a one-to-one conversion ratio. The Series A Conversion Price is subject to adjustment for stock splits and the like subsequent to the date of issuance of the Series A Preferred Stock. On or after January 1, 2021, at the Company's option, if the Company has achieved an average market capitalization of at least $300 million for the Company's most recent fiscal quarter, the Company may elect to automatically convert all of the outstanding shares of Series A Preferred Stock into shares of the Company's common stock. The holders of shares of Series A Preferred Stock are entitled to receive annual dividends at a rate of $8 per every $100 of Series A Preferred Stock, payable either in cash or in shares of the Company's common stock, at each holder’s election; provided, that to the extent any holder elects to receive cash dividends, such dividends shall accrue from day to day and be payable only upon a Deemed Liquidation Event (as defined in the Certificate of Designation). The shares of Series A Preferred Stock will have no voting rights. The Company has the right to redeem all or less than all of the Series A Preferred Stock, at any time, at a price equal to the Series A Conversion Price, as adjusted, plus any accrued but unpaid dividends. In the event of a Deemed Liquidation Event the holders of Series A Preferred Stock are eligible to receive the greater of (i) $27.5 million, plus accrued but unpaid dividends or (ii) what they would have received as a holder of common stock had they converted their shares of Series A Preferred Stock into shares of the Company's common stock immediately prior to the Deemed Liquidation Event. To the extent permitted under Delaware law, the holders of shares of Series A Preferred Stock have the right to prevent us from liquidating, dissolving, amending our governing documents in a manner that affects the rights of the Series A Preferred Stock, authorizing shares of capital stock on parity or senior to the Series A Preferred Stock, or issuing any shares of Series A Preferred Stock to any individual, entity or person other than CRG or WCAS.

16. Net Loss Per Share
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase during the period.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the quarters ended March 31, 2017 and 2016 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
During the quarter ended March 31, 2017, the Company issued 2,750,000 convertible preferred shares. Preferred shares hold no voting rights and receive cumulative annual dividends of $8 for every $100. The Company incurred a net loss in the most recent period, and as such, the preferred shares were not included in the computation of earnings per share. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards were not included in the computation of weighted average common shares for the quarter ended March 31, 2017:

Quarter Ended March 31,
2017
Dilutive stock options	1,712,650
Warrants	10,390
Restricted stock	47,912
Preferred Stock	2,750,000
Total	4,520,952
All outstanding Series AA Preferred Stock, Series D Preferred Stock, options granted under the 2008 and 2014 plans, and common stock were retired and canceled prior to the 2016 Merger without consideration. They are therefore being excluded in the calculation of the net loss per share calculation included in these financial statements which have been retrospectively adjusted for the recapitalization of the Company. The weighted average common shares in 2016 reflect the outstanding private company Series AB Preferred Stock as converted at the conversion ratio of 0.02982.

17. Subsequent Events
In May, 2017, the Company signed an operating lease for office space in Marlborough, MA. The lease has a six-year term and the cumulative annual payments will be $1.2 million. Upon termination of the lease for office space in Shrewsbury, MA in 2017, the Company will move all financial, research & development, and quality control operations to the new location in Marlborough.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in this Quarterly Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. We designed our first commercialized product, the V-Go Wearable Insulin Delivery Device, or V-Go, to help patients with Type 2 diabetes who require insulin to achieve and maintain their target blood glucose goals. V-Go is indicated for continuous subcutaneous infusion of insulin over 24 hours and on-demand bolus dosing in two-unit increments in adult patients requiring insulin. V-Go is a small, discreet and easy-to-use disposable insulin delivery device that a patient adheres to his or her skin. V-Go is not considered durable medical equipment because it is not intended for repeated use. Each V-Go device is designed to be worn for 24 hours, removed from the body and disposed. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
We currently focus on the treatment of patients with Type 2 diabetes-a pervasive and costly disease that, according to the 2014 National Diabetes Statistics Report released by the U.S. Centers for Disease Control and Prevention, or the CDC, currently affects 90% to 95% of the approximately 21 million U.S. adults diagnosed with diabetes. The CDC estimated that the combined direct medical and drug costs and indirect lost productivity costs of diabetes in the United States was approximately $245 billion in 2012. We believe the majority of the 12.6 million U.S. adults treating their Type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from the innovative approach of V-Go to manage Type 2 diabetes. Our near-term target market consists of the approximately 5.6 million of these patients who currently take injectable insulin, of which up to 4.5 million may not be achieving their target blood glucose goal.
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this quarterly report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto included elsewhere in this quarterly report.
On March 23, 2017, we completed a public offering whereby we sold 5,250,000 shares of our common stock at a public offering price of $10.00 per share, and received net proceeds of approximately $48.8 million.

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
On May 3, 2016, our wholly owned subsidiary, Valeritas Acquisition Corp., a corporation formed in the State of Delaware on April 27, 2016, or the Acquisition Sub, merged with and into Valeritas, with such merger being referred to as the 2016 Merger. Valeritas was the surviving corporation in the 2016 Merger and became our wholly owned subsidiary. All of the outstanding stock of Valeritas was converted into shares of our common stock or canceled upon closing of the 2016 Merger.
Also on May 3, 2016, we adopted an amended and restated certificate of incorporation and filed it with the Secretary of State of the State of Delaware and adopted amended and restated bylaws.
Upon the closing of the 2016 Merger, under the terms of a Split-Off Agreement and a General Release Agreement, we transferred all of our pre-2016 Merger operating assets and liabilities to our wholly owned special-purpose subsidiary, CYGM Operating Corp., a Florida corporation, or the Split-Off Subsidiary, formed on April 28, 2016. Thereafter, pursuant to the Split-Off Agreement, we transferred all of our outstanding shares of capital stock of the Split-Off Subsidiary to Leisa Swanson, our pre-2016 Merger majority stockholder and former sole officer and director, referred to as the Split-Off, in consideration of and in exchange for (i) the surrender and cancellation of all of the shares of our common stock held by Ms. Swanson, consisting of an aggregate of 5,060,750 shares (which were canceled and resumed the status of authorized but unissued shares of our common stock), and (ii) certain representations, covenants and indemnities. As a result of the 2016 Merger and Split-Off, we discontinued our pre-2016 Merger business and acquired the business of Valeritas and going forward will continue the existing business operations of Valeritas as a publicly traded company. Following the 2016 Merger and Split-Off, the shareholders of Valeritas effectively control the combined companies, and, accordingly, Valeritas is deemed to be the accounting acquirer in the 2016 Merger.
Each of the shares of Valeritas’ Series AB Preferred Stock issued and outstanding immediately prior to the closing of the 2016 Merger was converted into shares of our common stock. All other outstanding capital stock of Valeritas was canceled upon consummation of the 2016 Merger, including all shares of common stock, Series D Preferred Stock and Series AA Preferred Stock. In addition, Valeritas’ stock options and warrants were canceled without consideration. Our pre-2016 Merger stockholders, other than our former sole officer and director, retained an aggregate of 125,000 shares of our common stock.
On March 8, 2017, our stockholders approved, and our board of directors subsequently adopted, an eight-to-one reverse stock split of our common stock. All share and per share numbers in this quarterly report reflect the reverse stock split.On March 23, 2017, the Company sold 5,250,000 shares in an underwritten public offering, in which it received net proceeds of approximately $48.8 million.
2017 First Quarter Executive Summary
In the first quarter of 2017 as compared to the first quarter of 2016, our revenue decreased 7.9% to $4.6 million, our gross margin increased from 34.2% to 37.6%, and our net loss decreased 30.1% to $11.8 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our revenue has been impacted by a reduction in our field sales force, which was the result of Company restructuring efforts during February of 2016. In terms of representatives on the ground, we started the first quarter with 37 filled territories and had an average of 34 filled territories in the quarter (compared to an average of 40 filled territories in the first quarter of 2016). The net decline in revenue was primarily the result of reduced volumes in 2017 from physicians whom sales representatives are no longer calling.

•	We have significantly increased the gross profits for our product by creating manufacturing efficiencies and by implementing cost effective processes in our product development.
In obtaining additional financing through our March 2017 public offering, we will look to invest in our new sales strategy, which should continue the Company's revenue growth.

Basis of Presentation

The unaudited financial statements of Valeritas for the three months ended March 31, 2017 and 2016 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature.

The 2016 Merger was accounted for as a “reverse merger,” and Valeritas is deemed to be the accounting acquirer in the reverse merger. As such, the historical financial statements of the Valeritas Holding, Inc. (also formerly known as Cleaner Yoga Mat, Inc.) prior to the 2016 Merger have been replaced with the historical financial statements of Valeritas.

Unless otherwise disclosed, amounts for Valeritas historical (pre-merger) common stock, preferred stock, warrants, and stock options including share and per share amounts have been retroactively adjusted using their respective exchange ratio in this quarterly report. As such, all shares of Valeritas’ common stock, Series D Preferred Stock and Series AA Preferred Stock have been eliminated in the historical results, beginning with the earliest period presented. Any amounts funded in connection with the original issuance of Valeritas’ common stock, Series D Preferred Stock and Series AA Preferred Stock have been retrospectively adjusted and accounted for as capital contributions as those classes of Valeritas’ stock did not receive any shares of our common stock in connection with the 2016 Merger. All shares of Valeritas’ Series AB Preferred Stock have been retrospectively adjusted to shares of our common stock based upon the exchange ratio established in the 2016 Merger.

Results of Operations
Results of Operations for the Three Months Ended March 31, 2017 and 2016
The following is a comparison of revenue and expense categories for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Quarter Ended March 31,		Change
	2017	2016	$	%
Revenue, net	$4,611	$5,009	(398)	(7.9)
Cost of goods sold	2,878	3,297	(419)	(12.7)
Gross profit	1,733	1,712	21	1.2
Operating expense:
Research and development	1,588	1,261	327	25.9
Selling, general and administrative	10,447	8,409	2,038	24.2
Restructuring	—	1,762	(1,762)	(100.0)
Total operating expense	12,035	11,432	603	5.3
Operating loss	(10,302)	(9,720)	(582)	6.0
Other income (expense), net:
Other income	(184)	—	(184)	(100.0)
Other expense	66	—	66	100.0
Interest expense	(1,584)	(6,585)	5,001	(75.9)
Change in fair value of derivatives	198	(593)	791	(133.4)
Total other income (expense), net	(1,504)	(7,178)	5,674	(79.0)
Loss before income taxes	(11,806)	(16,898)	5,092	(30.1)
Income tax expense	—	—	—	—
Net loss	$(11,806)	$(16,898)	5,092	(30.1)

Revenue, net
We generate revenue from sales of V-Go to third-party wholesalers and medical supply distributors that take delivery and ownership of V-Go and, in turn, sell it to retail pharmacies or directly to patients with Type 2 diabetes. V-Go 30-day packages are sold to wholesalers and distributors at wholesale acquisition cost (WAC) and the Company reports net revenue after taking into consideration sales deductions as described in the Company's financial statements. Our revenue is generated in the United States, and we view our operations as one operating segment. Financial information is reviewed on a consolidated basis to allow management to make decisions regarding resource allocations and assess performance.
Revenue decreased by 7.9% to $4.6 million in the first quarter of 2017 from $5.0 million in the first quarter of 2016. In February of 2016, the Company completed a restructuring of the business, one result of which was a significant reduction to the field sales force. In terms of sales representatives on the ground, we started 2017 with 37 filled territories and had an average of 34 filled territories in the quarter (compared to an average of 40 filled territories in the first quarter of 2016). This reduction, resulting in a decline in prescriptions from physicians that we no longer targets and a weakness in the overall insulin market drove a 10.0% drop in the volume of V-Go’s prescribed to patients in the first quarter of 2017 compared with the same period in 2016. The net revenue decrease in 2017 was partially offset by higher average net prices realized compared with the same comparable quarterly period in 2016. Our realized net price compared with the same period in 2016 grew by 2.4%. This growth was driven primarily by our 8.0% WAC price increase implemented during the latter part of the fourth quarter of 2016, partially offset by a higher mix of patients utilizing our co-pay card program and a corresponding net increase in mix through our managed care contracts.
Despite the volume decline, we continue to see sequential growth in our stable territories (defined as those in which we had the same representative in the same territory since January, 2016). This group grew sequentially from the first half of 2016 to the second half of 2016. In the first quarter of 2017 these stable territories grew their targeted accounts by an average of 18% compared with the same period in 2016.
Cost of Goods Sold and Gross Margin
Cost of goods sold includes raw materials, labor costs, manufacturing overhead expenses and reserves for anticipated scrap and inventory obsolescence. Our cost of goods sold for the quarter ended March 31, 2017 was approximately $2.9 million on revenue of approximately $4.6 million, as compared to approximately $3.3 million in cost of goods sold on revenue of approximately $5.0 million during the quarter ended March 31, 2016. As a percentage of revenue, cost of goods sold decreased during the quarter ended March 31, 2017 to approximately 62.4% from approximately 65.8% during the quarter ended March 31, 2016. We currently manufacture V-Go and the EZ Fill accessory in cleanrooms at a contract manufacturing organization, or CMO, in Southern China. We also have a relationship with a separate CMO that performs our final inspection and packaging functions. Any single-source components and suppliers are managed through our global supply chain operation. We continually work with our manufacturing CMO to refine our manufacturing processes and production lines to improve efficiencies and reduce labor cost. These improvements represent the primary drivers in the current year reduction in cost of goods sold per unit.
Our gross profit as a percentage of revenues, or gross margin, for the quarter ended March 31, 2017 was 37.6%, compared to 34.2% during the quarter ended March 31, 2016. The increase in our gross margin was due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our realized net price increase.
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
Research and Development Expense
Our research and development activities primarily consist of activities associated with our core technologies and process engineering as well as research programs associated with products under development. These expenses are primarily related to employee compensation, including salary, fringe benefits, share-based compensation and contract employee expenses.
Total research and development expenses increased by 25.9% to $1.6 million in the first quarter of 2017 from $1.3 million in the first quarter of 2016. The increase of $0.3 million was primarily due to increased external expenditures related to the development of our V-Go Link device.
We expect our research, development and engineering expenses to increase from current levels as we initiate and advance our development projects, including both the V-Go Link and V-Go Prefill devices.

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
Our selling, general and administrative expenses increased 24.2% in the quarter ended March 31, 2017 to $10.4 million as compared to $8.4 million in the quarter ended March 31, 2016. This increase was driven by the impact of non-cash stock compensation charges from our option and restricted stock offerings, as well as our increased investment in external consulting services used to assist with our marketing initiatives and other professional services. We also increased the volume of sample products provided through our commercial channel to help drive patient volumes. The overall expense increase was partially offset by lower net average commercial headcount related expenses.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our loan agreements with Capital Royalty Group, or CRG, and WCAS Capital Partners IV, L.P., or WCAS. See "-Indebtedness" below for more information. Also included are costs related to our financing activities in 2017 and 2016.
Interest expense decreased 75.9% during the quarter ended March 31, 2017 to $1.6 million as compared to $6.6 million during the same period in 2016. The decrease was driven by the restructuring of the Company Term Loan with CRG and the note payable with WCAS on May 3, 2016. The result of the debt restructuring was an $16.5 million and $2.1 million reduction in the accrued interest due to CRG and WCAS, respectively. The interest expense decrease was driven by both the impact of this restructuring and the corresponding reduction in interest rates. The restructured interest rate decreased from 15% per annum to 11% on May 3, 2016. Also, during the three months ended March 31, 2016, we amortized approximately $2.7 million in debt discounts.
The decrease in fair value of derivatives of $0.2 million during the three months ended March 31, 2017 compared with the decrease in fair value of $0.6 million during the same period ended March 31, 2016 is primarily caused by fluctuations in period end valuations of our derivative liabilities. Specifically, the decrease occurring in 2016 is primarily attributed to Valeritas’ issuance of Series AB Preferred Stock warrants accounted for as a derivative liability and the change in the fair value in accordance with the terms of the 2016 Merger. Warrants were accounted for as derivative liabilities due to containing an obligation to the issuer to transfer assets and liabilities regardless of the timing of the redemption feature or price, even though the underlying shares were classified as permanent equity

Liquidity and Capital Resources
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
The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2017, the Company had $51.2 million in cash and cash equivalents and an accumulated deficit of $436.4 million. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. The Company's cash balance will be sufficient to satisfy the Company's operations for the next 12 months from the date of issuance of this report. The Company estimates that the cash balance will be sufficient to satisfy the Company's operations through the third quarter of 2018.
Historically, our sources of cash have included private placement of equity securities, debt arrangements, and cash generated from operations, primarily from the collection of accounts receivable resulting from sales. In March 2017, we completed an underwritten public offering with net proceeds of $48.8 million, net of underwriting expenses and discounts.

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(7,978)	$(10,894)
Investing activities	23	(143)
Financing activities	49,273	12,657
Total	$41,318	$1,620
Operating Activities
The decrease in net cash used in operating activities for three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily associated with lower operating expenses. Since 2016, operating expense benefited from the Company's restructuring implemented in February 2016 as well as internal efforts and improvements in managing cash flows. In addition, the Company incurred lower cost of goods sold as a result of manufacturing efficiencies
Investing Activities
Net cash provided by and used in investing activities for the three months ended March 31, 2017 and 2016 was primarily related to purchases of capital equipment for our production lines. The use of cash in both 2017 and 2016 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years. Additionally, in 2016, we sold some of our property and equipment as a result of the change in our overall operational strategy and plan. We do not expect to have significant investing activity in the next 12 months.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017 was the result of gross proceeds from our March 2017 public offering, which raised net proceeds of $48.8 million, of which $0.5 million were not yet paid and were therefore included in accrued expenses at March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2016 was the result of gross proceeds from our Series AB Preferred Stock financing round, which raised $5.8 million and the exercise of Series AB warrants of $7.0 million.

From May 3, 2016 through June 2, 2016, in connection with the 2016 Merger, we conducted a private placement offering, referred to as the Private Placement, whereby we sold an aggregate amount of 634,858 shares of our common stock at a purchase price of $40.00 per share, for gross proceeds of approximately $25 million. Our existing investors participated in an amount of approximately $20 million in the Private Placement. In connection with the Private Placement, we incurred costs of approximately $1.0 million in fees, of which $0.3 million was from the issuance of warrants to purchase 10,390 shares of our common stock at an exercise price of $40.00 to the placement agents. The warrants issued to the placement agents is accounted for as a derivative liability as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of such warrants. Additionally, $0.6 million were fees paid in cash to the placement agents and the remaining $0.1 million were reimbursed expenses paid to the placement agents.

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
On February 9, 2017, we entered into an agreement with CRG to, among other things, reduce the amount required by the liquidity covenant that we maintain a cash balance greater than $5.0 million to $2.0 million. The minimum cash balance covenant would however, revert back to $5.0 million if we were not able to consummate an underwritten public offering with gross proceeds of at least $40.0 million prior to December 31, 2017. We subsequently satisfied this condition upon the closing of our March 2017 public offering, in which we received gross proceeds of approximately $52.5 million. Additionally, in accordance with an agreement we entered into with CRG and WCAS in February 2017, $27.5 million of the outstanding debt held by each of them was converted upon the closing of our March 2017 public offering into 2,750,000 shares of our newly-created Series A Preferred Stock, at a conversion price as set forth in the executed definitive documents.
Warrants
In 2014 and 2015, we issued warrants to CRG to purchase an aggregate of 179,149 shares of private company common stock exercisable at $0.013 per share. We recorded the loan net of original issuance discount calculated fair value of the issued warrants. In the first quarter of 2016, we issued CRG additional warrants to acquire 16,000,000 shares of private company Series AB shares at an exercise price of $1.25, which converted to 477,120 shares of our common stock. The fair value of the warrants at the date of issuance was determined to be $4,000,000, which we recorded as additional debt discount and a derivative liability.
All of the private company common stock and preferred stock warrants issued to CRG were cancelled or exercised during year ended December 31, 2016. The amortization of the debt discount associated with the private company common stock and Series AB preferred stock was subsequently accelerated as a result of the forbearance agreements we entered into in connection with repayment of the Term Loan. For more information, see Note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report.
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
In connection with the restructuring of the Term Loan on May 3, 2016, we incurred costs of $0.2 million which were recorded as a discount to the Term Loan balance and will be amortized through the term of the loan using the effective interest rate method. At March 31, 2016, $0.1 million of the restructured debt discount remained.
Lenders Put Option
In 2015, we extinguished a derivative liability and accrued a $2.4 million prepayment penalty in connection with our default under the Term Loan and immediate repayment obligation and 4% prepayment penalty. Pursuant to the terms of the Term Loan, upon a change in control or certain asset sales, the Term Loan was to be prepaid in an amount equal to the outstanding principal balance plus accrued and unpaid interest, taking into account a prepayment premium that started at 5% of the balance and decreased over time. We initially determined that the prepayment feature qualified as an embedded derivative requiring bifurcation from the debt. The full prepayment fee was subsequently extinguished in connection with the 2016 Merger. For more information, please see Note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report.
WCAS Note
In 2011, we issued a $5.0 million senior subordinated note, or the WCAS Note, to WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. The note was amended in 2013 to bear interest at 12% per annum, with all interest accruing as compounded PIK interest, which was added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021, and may be paid off at any time without penalty. Concurrently with the closing of the 2016 Merger, we restructured the WCAS Note. For more information, see Note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Contractual Obligations
The following summarizes our significant contractual obligations as of March 31, 2017:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	$5,772	$5,772	$—	$—	$—
Operating lease obligations(2)	839	718	121	—	—
Senior secured debt(3)	30,297	—	—	30,297	—
Other Note Payable(4)	2,971	—	—	2,971	—
Severance payment (5)	201	201
Total	$40,080	$6,691	$121	$33,268	$—

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.

(2)	Represents operating lease commitments for office and manufacturing space in Shrewsbury, Massachusetts and Bridgewater, New Jersey and small office equipment.

(3)	Represents Term Loan agreement with Capital Royalty Partners for $25.0 million, including accrued interest through March 31, 2017.

(4)	Represents a $2.5 million Other Note Payable to WCAS Capital Partners IV, L.P., including accrued interest through March 31, 2017.

(5)	Represents severance payments due to former employees as part of our restructuring, which occurred in the first quarter of 2016.
Related Party Transactions
We transact business with certain parties related to the Company, primarily with key stakeholders with the intent of managing working capital through additional debt or equity financing.
During the three months ended March 31, 2017, CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, to preferred shares of 2,500,000 and 250,000, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as CRG and WCAS are also shareholders of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.
During the three months ended March 31, 2017, CRG participated in the Company's March 2017 public offering, through which CRG acquired 4,000,000 shares of the Company's common stock for $40.0 million.
Critical Accounting Policies and Use of Estimates
Our management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this quarterly report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.
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

We have entered into agreements with wholesalers, distributors and third-party payors throughout the United States. These agreements may include product discounts or rebates payable by us to third-party payors upon dispensing V-Go to patients. Additionally, these agreements customarily provide such wholesalers and medical supply distributors with rights to return purchased products within a specific timeframe, as well as prior to such timeframe if the product is damaged in the normal course of business. Our wholesaler and medical supply distributor customers can generally return purchased product during a period that begins six months prior to the purchased V-Go kit expiration date and ends one year after the expiration date. Each V-Go kit expiration date is determined by adding 36 months to the date of manufacture. Returns are no longer honored after delivery to the patient. Therefore, with respect to each unit of V-Go sold, we record revenue when a patient takes possession of the product.
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
We are currently unable to reasonably estimate future returns due to lack of sufficient historical return data for V-Go. Accordingly, we invoice our customers, record deferred revenue equal to the gross invoice sales price less estimated cash discounts and distribution fees, and record a related deferred cost of goods sold. We defer recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which is once we receive evidence that the product has been distributed to patients based on our analysis of third-party information. When we believe we have sufficient historical data to develop reasonable estimates of expected returns based upon historical returns, we plan to recognize product sales upon shipment to wholesalers and medical supply distributors.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There have been no impairment charges recorded during the three month periods ended March 31, 2017 or 2016.
Share-Based Compensation

Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was applied retroactively effective December 31, 2016, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to 2017.
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
Off-Balance Sheet Arrangements
We did not engage in any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2017.

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
Recently Issued Accounting Standards
In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time. The Company has not yet selected a transition method nor have they determined the effect of the standard on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

Item 4.     Controls and Procedures
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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2017. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, management concluded that our disclosure controls and procedures were not effective.
In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2017, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, we believe, based on our knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO , we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework), or the 2013 Framework. We are still in the process of completing an effective evaluation due to the short period available to perform such evaluation since May 3, 2016 when we became public through a reverse merger.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2017, although management has commenced an effective assessment of both the design and operational effectiveness of our internal controls over financial reporting, this assessment has not yet been completed based on the 2013 Framework. In addition, management identified the following additional material weaknesses: (i) policies and procedures which were not adequately documented and (ii) lack of proper approval processes and review processes and documentation of such reviews. Our management expects to implement effective internal controls in the future that will adequately address these material weaknesses.
As a result of the material weaknesses described above, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017 based on criteria established in the 2013 Framework.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1.     Legal Proceedings

None.

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
Since our inception in 2006, we have incurred significant net losses. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result our independent registered public accounting firm included an explanatory paragraph in its reports on our consolidated financial statement for the fiscal years ended December 31, 2016 and 2015. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.
As of March 31, 2017, the Company had $51.2 million in cash and cash equivalents and an accumulated deficit of $436.4 million. To date, we have financed our operations primarily through sales of our preferred stock, debt financings and limited sales of our product. We have devoted substantially all of our resources to the research, development and engineering of our product, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business. The Company estimates that the cash balance will be sufficient to satisfy the Company's operations through the third quarter of 2018.
To implement our business strategy we need to, among other things, increase sales of our product with our existing sales and marketing infrastructure, fund ongoing research, development and engineering activities, and obtain regulatory clearance in other markets outside the U.S. and European Union or approval to commercialize our products currently under development. We expect our expenses to increase as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently commercialized V-Go, which makes predicting our sales more difficult. Any additional operating losses will have an adverse effect on our stockholders' equity/(deficit), and we cannot assure you that we will ever be able to achieve or sustain profitability.
Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an "accelerated filer" or a "large accelerated filer," and no longer an "emerging growth company," our independent registered public accounting firm will have to attest to and report on management's assessment of the effectiveness of such internal control over financial reporting. As a result of the consummation of the merger with Valeritas, Inc. completed on May 3, 2016, we have implemented a new management team. Our new management has not yet conducted a formal evaluation of our internal control over financial reporting and has not been able to make an assessment on whether the internal controls over financial reporting are effective. Based upon the last evaluation conducted as of March 31, 2017, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules and forms of the U.S. Securities and Exchange Commission.
While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if at that time an attestation report of our independent registered public accounting firm is required and such firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management's assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.
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
We will have broad discretion in how we use the net proceeds from our recently completed public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.
We will have considerable discretion in the application of the net proceeds from our recently completed public offering. We intend to use the majority of the net proceeds from our recently completed public offering to implement our new sales strategy, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our recently completed public offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our recently completed public offering in a manner that does not produce income or that loses value.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

If we experience lower-than-anticipated revenue in any particular quarter, or if we announce that we expect lower revenue or earnings than previously forecasted, the market price of our common stock could decline.

Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors, including many that are outside of our control. Any significant revenue shortfall, lowered revenue or earnings forecast, or failure to meet analysts' expectations could cause the market price of our common stock to decline substantially. Reliance should not be placed on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or sales in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in our revenues could have an immediate material adverse effect on our business, financial position, and results of operations for that quarter. In addition, if we fail to manage our business effectively over the long term, we may experience high operating expenses, and our operating results may fall below the expectations of securities analysts or investors, which could result in a substantial decline in the market price of our common stock.

Forecasting future revenues is difficult, especially when the level of market acceptance of our products is changing rapidly. As a result, it is reasonably likely that our product sales will fluctuate to an extent that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

•	cost of product sales;

•	achievement and timing of research and development milestones;

•	collaboration revenues;

•	cost and timing of clinical trials, regulatory approvals and product launches;

•	"at-risk" generic launches;

•	marketing and other expenses;

•	manufacturing or supply disruptions;

•	unanticipated conversion of our convertible notes; and

•	costs associated with the operations of recently-acquired businesses and technologies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of March 2017 Public Offering Proceeds
On March 23, 2017, the Company’s registration statement on Form S-1 (File No. 333-215897) for our March 2017 public offering was declared effective by the Securities and Exchange Commission, or SEC. On March 28, 2017, we completed our March 2017 public offering whereby we sold 5,250,000 shares of common stock, at a public offering price of $10.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $48.8 million after deducting the underwriting discounts and commissions and offering expenses paid by us.
As of March 31, 2017, we have not used any of our net proceeds from our March 2017 public offering.
There has been no material change in the planned use of proceeds from our March 2017 public offering as described in our prospectus dated March 24, 2017, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 5. Other Information
In May, 2017, the Company signed an operating lease for office space in Marlborough, MA. The lease has a six-year term and the cumulative annual payments will be $1.2 million. Upon termination of the lease for office space in Shrewsbury, MA in 2017, the Company will move all financial, research & development, and quality control operations to the new location in Marlborough.

Item 6.     Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

3.1
Form of Certificate of Designation of Series A Convertible Preferred Stock of Valeritas Holdings, Inc. (Incorporated by reference, Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017

3.2
Amendment to Amended and Restated Certificate of Incorporation of Valeritas Holdings, Inc. regarding the Approved Split (Incorporated by reference, Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-198807), filed March 13, 2017.

3.3
Amendment to Amended and Restated Certificate of Incorporation of Valeritas Holdings, Inc. regarding the Preferred Increase Proposal (Incorporated by reference, Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-198807), filed March 13, 2017.

10.1
Series A Preferred Stock Purchase Agreement, dated as of February 14, 2017, by and among the Company, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (collectively, “CRG”) and WCAS Capital Partners IV, LP (“WCAS”) (Incorporated by reference, Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017

10.2
Registration Rights Agreement, dated as of February 14, 2017, by and among the Company, CRG and WCAS (Incorporated by reference, Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017.

10.3
Amendment No. 1 to Second Amended and Restated Term Loan Agreement, dated as of February 9, 2017, by and among the Company, CRG and WCAS (Incorporated by reference, Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017.

10.4*	Office Lease Agreement dated as of May 10, 2017, by and among the Company and RFP Lincoln 293, LLC.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, (ii) Condensed Consolidated Statements of Financial Position at March 31, 2017 and December 31, 2016, (iii) Condensed Consolidated Statement of Shareholders' Equity at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (v) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Valeritas Holdings, Inc.
(Registrant)

/s/ John Timberlake
John Timberlake
Chief Executive Officer and President
Principal Executive Officer

/s/ Erick Lucera
Erick Lucera
Vice President, Finance and Chief Financial Officer
Principal Financial Officer

Dated: May 12, 2017