Form 10-Q
period 2017-06-30
Valeritas Holdings Inc.
filed 2017-08-11
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock as of August 2, 2017 was 6,842,978.

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

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net	$4,788	$4,885	$9,399	$9,894
Cost of goods sold	2,985	3,160	5,863	6,457
Gross profit	1,803	1,725	3,536	3,437
Operating expense:
Research and development	1,650	1,186	3,238	2,447
Selling, general and administrative	11,231	8,141	21,678	16,550
Restructuring	—	401	—	2,163
Total operating expense	12,881	9,728	24,916	21,160
Operating loss	(11,078)	(8,003)	(21,380)	(17,723)
Other income (expense), net:
Other expense	(3)	—	(187)	—
Other income	19	—	85	—
Interest expense, net	(888)	(2,421)	(2,472)	(9,006)
Change in fair value of derivatives	(32)	(42)	166	(635)
Total other income (expense), net	(904)	(2,463)	(2,408)	(9,641)
Loss before income taxes	(11,982)	(10,466)	(23,788)	(27,364)
Income tax expense	—	—	—	—
Net loss	$(11,982)	$(10,466)	$(23,788)	$(27,364)
Preferred stock dividend	$(549)	$—	$(597)	$—
Net loss attributable to common stockholders	$(12,531)	$(10,466)	$(24,385)	$(27,364)
Net loss per share of common shares outstanding - basic and diluted	$(1.83)	$(8.76)	$(5.44)	$(35.26)
Weighted average common shares outstanding - basic and diluted	6,842,978	1,195,228	4,479,565	775,993
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,261	$9,866
Accounts receivable, net	3,281	3,462
Other receivables	109	173
Inventories, net	8,118	9,384
Deferred cost of goods sold	782	690
Prepaid expense and other current assets	801	569
Total current assets	55,352	24,144
Property and equipment, net	9,402	10,219
Other assets	262	153
Total assets	$65,016	$34,516
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,076	$4,591
Accrued expense and other current liabilities	6,038	5,532
Deferred revenue	1,838	1,623
Total current liabilities	11,952	11,746
Long-term debt, related parties (net of $133 and $214 in issuance costs at June 30, 2017 and December 31, 2016)	34,066	58,978
Deferred rent liability	30	70
Derivative liabilities	56	222
Total liabilities	46,104	71,016
Commitments and contingencies (Note 12)
Stockholders' equity (deficit)
Convertible preferred stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2017; 2,750,000 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively. (aggregate liquidation value of $28,097 and $0 at June 30, 2017 and December 31, 2016)	3	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 6,842,978 and 1,590,948 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7	2
Additional paid-in capital	467,310	387,737
Accumulated deficit	(448,408)	(424,239)
Total stockholders' equity (deficit)	18,912	(36,500)
Total liabilities and stockholders' equity (deficit)	$65,016	$34,516
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance-December 31, 2016	—	$—	1,590,948	$2	$387,737	$(424,239)	$(36,500)
Cumulative effect of change in accounting principle	—	—	—	—	381	(381)	—
Share-based compensation expense	—	—	—	—	2,943	—	2,943
Issuance of common stock as a result of public offering, net of fees	—	—	5,250,000	5	48,781	—	48,786
Issuance of common stock for compensation	—	—	2,030	—	73		73
Issuance of preferred stock upon conversion of debt, net of discount	2,750,000	3	—	—	27,395	—	27,398
Net loss	—	—	—	—	—	(23,788)	(23,788)
Balance-June 30, 2017	2,750,000	$3	6,842,978	$7	$467,310	$(448,408)	$18,912
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(23,788)	$(27,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	944	834
Amortization of financing costs	12	4,389
Noncash interest expense	2,509	4,617
Share-based compensation expense	3,016	2,503
Change in fair value of derivative liabilities	(166)	635
Gain on sale of property and equipment	(85)	—
Changes in:
Accounts receivable	181	(602)
Other receivables	64	280
Inventories	1,266	(350)
Deferred cost of goods sold	(92)	101
Prepaid expense and other current assets	(232)	(120)
Other assets	(109)	126
Accounts payable	(515)	(3,346)
Accrued expense	506	(448)
Deferred revenue	215	(167)
Deferred rent liability	(40)	(36)
Net cash used in operating activities	(16,314)	(18,948)
Investing activities
Proceeds from sale of property and equipment	85	—
Acquisition of property and equipment	(127)	(171)
Net cash used in investing activities	(42)	(171)
Financing activities
Repayment of capital lease	—	(26)
Proceeds from issuance of private company Series AB Preferred Stock received from related party	—	5,819
Proceeds from issuance of common stock ($40,000 and $20,000 received from a related party in 2017 and 2016, respectively), net of issuance costs	48,786	23,964
Payment of debt restructuring costs	(35)	(355)
Proceeds from exercise of warrants by a related party	—	7,375
Net cash provided by financing activities	48,751	36,777
Net increase in cash and cash equivalents	32,395	17,658
Cash and cash equivalents-beginning of period	9,866	2,789
Cash and cash equivalents-end of period	$42,261	20,447
Supplemental disclosures of cash flow information
Write off of debt issuance costs	$107	$—
Related party conversion of debt to Series A preferred stock	$27,500	$—
Reclassification of derivative liability upon exercise of warrants	—	1,557
Cancellation of derivative liability	—	3,036
Issuance of derivative liabilities for PPO warrants	—	226
Conversion of interest and fees and write off of remaining debt discounts	—	17,934
Issuance of Series AB Preferred Stock warrants	—	4,000
See accompanying notes to unaudited condensed financial statements.

Valeritas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Organization
Valeritas was incorporated in the state of Delaware on December 27, 2007 when it was converted into a Delaware Corporation from a Delaware limited liability company, which was formed on August 2, 2006. Valeritas is a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, V-Go® Wearable Insulin Delivery device, is a simple, wearable, basal-bolus insulin delivery device for patients with type 2 diabetes that enables patients to administer a continuous preset basal rate of insulin over 24 hours. It also provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of type 2 diabetes patients. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
Valeritas Holdings, Inc. was reincorporated in Delaware on May 3, 2016. Prior to the reincorporation, Valeritas Holdings, Inc. (formerly Cleaner Yoga Mat, Inc.) was incorporated in Florida on May 9, 2014.
As used in these Notes, the terms "Valeritas" and the "private company" refer to the business of Valeritas, Inc. prior to the 2016 Merger (as defined below). The term "Valeritas Holdings, Inc." or the "Company" refers to the combination of Valeritas and Valeritas Holdings, Inc. after giving retrospective effect to the recapitalization under the 2016 Merger.
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
The 2016 Merger was accounted for as a "reverse merger," and Valeritas was deemed to be the accounting acquirer in the reverse merger. The historical financial statements of the Valeritas Holdings, Inc. prior to the 2016 Merger have been replaced with the historical financial statements of Valeritas.
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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2017, the Company had $42.3 million in cash and cash equivalents and an accumulated deficit of $448.4 million. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. The Company’s cash balance will be sufficient to satisfy the Company’s operations for the next 12 months from this report issuance date and maintain its liquidity covenant through that date. The Company estimates that the cash balance will be sufficient to satisfy the Company's operations through August of 2018 based on current operating projections. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses. The Company's continued operations beyond this point will likely depend on the ability to raise additional capital until the Company achieves operating profitability, if ever. There can be no assurances that additional financing will be available on acceptable terms, or at all.
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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 may not be indicative of results for the full year.
Reverse Stock Split
On March 8, 2017, the Company approved an eight-to-one reverse split of its common stock. Adjustments have been made to all periods and amounts presented to appropriately reflect the retrospective application of the reverse stock split.
Change in Accounting Principle
On January 1, 2017, the Company adopted ASU 2016-09: Improvements to Employee Share-Based Payment Accounting, which was applied retroactively effective December 31, 2016, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to 2017.

Significant Accounting Policies
Aside from the adoption of ASU 2016-09, as described above, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in Valeritas Holdings, Inc.'s 2016 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017.  In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing.  The Company is currently evaluating the impact of adopting ASU 2014‑09 and ASU 2016-10.  The Company has determined that, starting January 1, 2018, it will estimate the variable consideration associated with the right of return and will recognize revenue at the point of sale, as opposed to recognizing revenue according to the sell through model, which it is currently using. The Company is currently evaluating the financial impact of this change in accounting methodology.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.

4. Inventory
Inventory, net at June 30, 2017 and December 31, 2016 consists of:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Raw materials	$1,241	$1,117
Work in process	1,960	1,434
Finished goods	4,917	6,833
Total	$8,118	$9,384
Cost is determined on a first in, first out, or FIFO, basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves at June 30, 2017 and December 31, 2016 were $1.3 million and $1.4 million, respectively.
5. Property and Equipment
Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Useful lives	June 30, 2017	December 31, 2016
Machinery and equipment	5-10	$15,205	$15,150
Computers and software	3	1,360	1,343
Leasehold improvements	6-10	195	212
Office equipment	5	89	89
Furniture and fixtures	5	206	206
Construction in process		186	114
Total		17,241	17,114
Accumulated depreciation		(7,839)	(6,895)
Property and equipment, net		$9,402	$10,219
Depreciation and amortization expense for the three months and six months ended June 30, 2017 were $0.5 million and $0.9 million, respectively. Depreciation and amortization expense for the three months and six months ended June 30, 2016 were $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2017, the Company received proceeds and recognized a gain of a de minimis amount and $0.1 million, respectively on the sale of property and equipment, which was previously written off or fully depreciated.

6. Accrued Expenses and Other Current Liabilities
At June 30, 2017 and December 31, 2016, the Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Compensation	$2,562	$2,875
Marketing services	439	949
Distribution agreements and managed care costs	1,473	959
Professional fees	1,265	291
Travel expenses	119	53
Manufacturing overhead	130	89
Other accruals	50	316
Total accrued expenses and other current liabilities	$6,038	$5,532
7. Restructuring

In February 2016, as part of a restructuring plan, the Company underwent a labor force reduction. The total restructuring costs were $2.7 million and consisted of $1.2 million severance expense and $1.5 million of retention bonuses. The retention bonuses were paid in two installments over the 12 months following the commencement of the restructuring plan.
The Company accrued the retention bonus monthly on a straight line basis through the retention period. The second and final installment of the retention bonus was paid in February, 2017. As of December 31, 2016, the severance accrual was $0.3 million. During 2017, $0.2 million in payments were made on the severance accrual, leaving a remaining balance of $0.1 million as of June 30, 2017. The remaining balance of the severance accrual is expected to be paid in the third quarter of 2017.

8. Debt
At June 30, 2017 and December 31, 2016, the Company had the following debt outstanding:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Senior Secured Debt, net	$25,000	$50,000
Issuance costs	(133)	(214)
Payment-in-kind (PIK) interest	6,150	3,852
Total Senior Secured Debt, net	31,017	53,638
Other Note Payable, net	2,500	5,000
Payment-in-kind (PIK) interest	549	340
Total Other Note Payable, net	3,049	5,340
Total debt	$34,066	$58,978
Total debt, long-term	$34,066	$58,978

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
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company entered into the Second Amended and Restated Term Loan Agreement (the "Amendment") to restructure its Term Loan and WCAS Note, which extended the payment term of respective principal balance of $50.0 million and $5.0 million to March 31, 2021 and September 8, 2021, respectively. The Term Loan and WCAS Note charge interest rates of 11% and 10%, respectively.
On February 9, 2017, the Company entered into Amendment No. 1 to the Term Loan with CRG. CRG and the Company are parties to that certain Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016 (the “Loan Agreement”). The Amendment (i) extends the interest only-period of the Loan Agreement by one year to March 31, 2022 from March 31, 2021; (ii) extends the time required prior to the initial required cash interest payments by one year to June 30, 2019 from June 30, 2018; (iii) extends the deadline for full payment under the Loan Agreement to March 31, 2022 from March 31, 2021, and (iv) reduces the Company’s minimum cash and cash equivalent requirements to $2.0 million from the previous requirement of $5.0 million, except that if the Company did not consummate an underwritten public offering with gross proceeds of at least $40.0 million by December 31, 2017, then the minimum cash covenant would have reverted back to $5.0 million. The Company satisfied this requirement with the public offering on March 23, 2017, which raised $48.8 million in net proceeds.
On March 23, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. CRG and WCAS received 2,500,000 and 250,000 preferred shares, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs were extinguished and recorded against equity as the lender is also a shareholder of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.
During the three and six months ended June 30, 2017, the Company incurred non-cash interest expense of $0.9 million and $2.5 million, respectively. During the three and six months ended June 30, 2016, the Company incurred non-cash interest expense of $2.3 million, and $9.0 million, respectively.

Senior Secured Debt
The events of default, described previously, had led the Company to enter into a series of forbearance agreements with CRG. The initial forbearance agreement was entered on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended entered in 2015, contained a number of terms and conditions in exchange for CRG's agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. The forbearance agreement entered in 2016 was accounted as a troubled debt restructuring ("TDR"). There was no gain associated with the TDR, however the modified effective interest rate was applied prospectively through May 3, 2016.
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
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the Term Loan. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock (see Other Note Payable for additional conversions during 2016). The private company Series AB shares were then converted into 256,744 of the Company's common stock upon the 2016 Merger and all private company shares of common stock were canceled upon the 2016 Merger. The principal balance was restated as $50.0 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which were set to commence on June 30, 2018 but have been adjusted to commence on June 30, 2019. The repayment of principal on amounts borrowed under the Term Loan is scheduled to be completed on March 31, 2021.
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

The restructured Term Loan agreement contains a financial covenant, which requires the Company to maintain a minimum cash balance of $2.0 million. As of June 30, 2017, the Company was in compliance with the financial covenant in the restructured Term Loan agreement.
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
In connection with the restructuring of the Term Loan on May 3, 2016, the Company incurred costs of $0.2 million which were recorded as a discount to the Term Loan balance and was to be amortized through the term of the loan using the effective interest rate method. In connection with the restructuring of the Term Loan on March 23, 2017, $0.1 million of the discount to the Term Loan was was extinguished and recorded against equity as the lender is also a shareholder of the Company. A de minimis amount of issuance costs were capitalized in connection with the debt conversion. At June 30, 2017, $0.1 million of the restructured debt discount remained.

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
9. Derivative Liability
Private Company Series AB Preferred Stock Warrants
On January 29, 2016, Valeritas, Inc. issued CRG warrants to acquire 16,000,000 Series AB Preferred Stock of the private company at an exercise price of $1.25 with term of one year from the date of issuance. The warrants were accounted as derivative liability at fair value as the warrant for Series AB embodies a conditional obligation for the Company to repurchase its shares at a deemed liquidation event. With the cancellation of the Series AB shares in May, 2016, this derivative liability is no longer in existence.
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
Through April of 2016, CRG exercised warrants to acquire 5,620,600 shares of Series AB Preferred Stock of the private company (167,602 common shares of Valeritas, Holdings, Inc. post recapitalization) for gross proceeds of $7.0 million. The fair value of exercised warrants of $1.5 million was reclassified from derivative liability to additional paid in capital. On May 3, 2016, the Company canceled any outstanding warrants to acquire private company Series AB Preferred Stock. The remaining derivative liability balance of $3.0 million was reclassified from derivative liability to additional paid in capital upon cancellation of the unexercised warrants, and as such, this liability no longer exists.
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

The fair value of the warrants at June 30, 2017 and December 31, 2016 was estimated to be $0.1 million and $0.3 million, respectively, based on the Black-Scholes option pricing model. Key assumptions used to apply this model were as follows:

	May 3, 2016	December 31, 2016	June 30, 2017
Dividend yield	—	—	—
Expected volatility	80.0%	67.0%	68.5%
Risk-free rate of return	1.22%	1.93%	1.91%
Expected term (years)	5.0	4.3	3.8
Fair Value per share	$25.60	$21.36	$5.40
The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable-December 31, 2016	10,390	$40.00	4.3 years
Warrants issued in conjunction with public share offering	—	—
Warrants exercised	—	—
Outstanding and exercisable-June 30, 2017	10,390	$16.26	3.8 years

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
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017 or 2016. The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2017 and December 31, 2016 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. The fair value of the Term Loan and WCAS note approximate their carrying value as of June 30, 2017 and December 31, 2016.

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Fair Value as of June 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$56	—	—	$56

	Fair Value as of December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$222	—	—	$222
The Company's derivative liabilities are classified within Level 3 because they are valued with an option pricing model, where certain inputs to the model are unobservable and reflect the Company's assumptions as to what market participants would use. Refer to Note 9 - Derivative Liability for detail of the unobservable inputs used to value the warrants.
The following table presents the Company's liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2017:

(Dollars in Thousands)
Balance, December 31, 2016	$222
Decrease for fair value adjustment of warrant	(166)
Balance, June 30, 2017	$56

Changes in the fair value of warrants are recorded as Other income (expense) in the Statement of Operations.
11. Commitments and Contingencies
Operating Leases
The Company leases buildings in Shrewsbury, Massachusetts and Bridgewater, New Jersey and equipment under operating lease agreements, expiring in October 2017 and 2018, respectively. In May of 2017, the company executed a lease agreement for office space in Marlborough, Massachusetts, expiring in 2024, which will replace the Shrewsbury, Massachusetts office space. In addition to rental expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. The rental payments include the minimum rentals plus common area maintenance charges. Some of the leases include renewal options. Rental expense under operating leases amounted to $0.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. Rental expense under operating leases amounted to $1.0 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.
At June 30, 2017, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2017	$433
2018	291
2019	234
2020	243
2021	252
2022	261
2023	268
2024	34
Total	$2,016

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
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of June 30, 2017 and December 31, 2016, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in the V-Go or any current products under development.

12. Stock-Based Compensation
Stock Options and Restricted Stock
Total stock-based compensation expense related to stock options and restricted stock was $1.6 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively. Total stock-based compensation expense related to stock options and restricted stock was $3.0 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was applied retroactively effective December 31, 2016, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to 2017.
On March 7, 2016, the Company dissolved Valeritas Holdings, LLC. As a result of the dissolution, the 2008 Employee Equity Compensation Plan was terminated and all options outstanding thereunder were canceled. On May 3, 2016, the 2014 Employee Equity Compensation Plan (the "2014 Plan") was terminated and all options outstanding thereunder were canceled. The 2016 Employee Equity Compensation plan was established concurrently with the 2016 Merger and reserved 2,116,004 shares for issuance under the plan. At June 30, 2017, an aggregate of 369,449 shares of the Company's common stock were available for issuance under this plan. The options generally vest over a period of three or four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the date the options begin to vest. The restricted stock awards vest on the first, second and third anniversaries of the original grant date or as of the sixth month anniversary of the date on which the Company's securities are listed on Nasdaq. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. The Company's securities achieved Nasdaq listing in March 2017, and as such the vesting period for restricted stock awards has been accelerated to amortize the remaining costs over the next six months. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
Stock Options
2016 Employee Equity Compensation Plan Stock option activity for the six months ended June 30, 2017 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	252,850	$40.18	9.41	$37
Granted	1,481,550	7.16	9.98	30
Forfeited / Canceled	(35,500)	12.47	—	—
Options outstanding at June 30, 2017	1,698,900	$11.96	9.61	$14

Share based compensation expense related to options issued under the 2016 Plan was $1.1 million and $2.1 million for the three and six months ended June 30, 2017, respectively. The weighted average grant date fair value of options granted under the 2016 plan during the three and six months ended June 30, 2017 was $3.61 and $4.42, respectively. There have been no option exercises under the 2016 Plan. As of June 30, 2017 there remained $9.4 million of unrecognized share-based compensation expense related to unvested stock options issued under the 2016 Plan to be weighted average grant date fair value of 2.51 years.

The fair value of the options at the date of issuance was estimated to be $6.5 million, based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend yield	—	—	—	—
Expected volatility	68.5%	85.9%	69.0%	85.9%
Risk-free rate of return	1.91%	1.43%	2.04%	1.43%
Expected term (years)	5.89	6.31	5.81	6.31
Fair Value per share	$3.61	$3.65	$4.42	$3.65

Restricted Stock

During the second and third quarters of 2016, the Company issued restricted stock awards to employees and key consultants. The grants vest on the first, second and third anniversaries of the original grant date. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. On March 23, 2017, the Company's common shares were listed on the Nasdaq Capital Market. This event caused an acceleration of the vesting period for restricted stock awards. Some of the restricted stock awards will vest six months from the date of the Company's listing on Nasdaq. Additional shares of restricted stock were issued to third party consultants to the Company during the three months ended June 30, 2017 as compensation for services rendered to the Company. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be recognized as they occur. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest. Restricted stock award activity for the three months ended June 30, 2017 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	48,637
Awards granted	30,000
Awards vested	—
Awards forfeited	(975)
Non-vested awards outstanding at June 30, 2017	77,662
Share based compensation related to restricted stock issued under the 2016 Plan was $0.5 million and $0.9 million for the three and six months ended June 30, 2017, respectively. The fair value of the awards on the date of issuance was estimated to be $2.4 million and $0.4 million remains in unrecognized compensation related to these awards at June 30, 2017, which is to be recognized as an expense over a weighted average period of 0.30 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 2% of the shares of its capital stock outstanding as of May 3, 2017. The purchase price of the stock will not be less than 85% of the lower of (i) the fair market value per share of the Company's common stock on the start date of the offering period or (ii) the fair market value on the purchase date.The fair market value per share of the Company’s common stock on any particular date under the ESPP will be the closing selling price per share on such date on the national stock exchange serving as the primary market for the Company’s common stock at that time (or if there is no closing price on such date, then the closing selling price per share on the last preceding date for which such quotation exists).

Shares of the Company's common stock will be offered for purchase under the ESPP through a series of successive offering periods. Each offering period will be comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant will be granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period. As of June 30, 2017, no shares have been granted under the ESPP.
13. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note to WCAS (See discussion of "Other Note Payable" in note 8). Certain affiliates of WCAS are also common stock shareholders as of June 30, 2017. Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the WCAS Note. WCAS converted $2.1 million of outstanding interest into 1,660,530 shares of Series AB Preferred Stock, which was converted to 49,526 shares of common stock of the Company.
During the six months ended June 30, 2016, CRG participated in additional Series AB financing as well as exercised its Series AB warrants to acquire additional 10,276,030 shares of private company Series AB Preferred Stock (314,761 shares of Valeritas Holdings, Inc. common stock after the 2016 Merger) of the Company for gross amount of $12.8 million. CRG also held warrants to acquire 10,379,800 shares of Series AB preferred stock as of June 30, 2016. CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 256,744 shares of the Company’s common stock upon the 2016 Merger and all shares of the private company stock were canceled upon the 2016 Merger. Upon the closing of the 2016 Merger, the aggregate CRG shares of Series AB Preferred Stock were exchanged for 685,970 shares of common stock in Valeritas Holdings, Inc. CRG also took part in the Private Placement, contributing an additional $20.0 million for 500,000 shares common stock of Valeritas Holdings. The aggregate common shares of Valeritas Holdings, Inc. held by CRG upon closing of the 2016 Merger were 1,185,970.
During the six months ended June 30, 2017, CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, to preferred shares of 2,500,000 and 250,000, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.
On March 23, 2017, CRG participated in an offering of common shares and acquired 4,000,000 shares for $40.0 million.
14. Stockholders' Equity/(Deficit)
In connection with the 2016 Merger and the retrospective application of the recapitalization of the Company, the par value of each share of common stock of Valeritas Holdings, Inc. of $0.001 and the authorized 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock of Valeritas Holdings, Inc. became the capital structure of the Company.
Concurrently with the closing of the 2016 Merger, and as a condition to the 2016 Merger, the Company closed a private placement offering (the "Private Placement") of approximately 0.6 million shares of common stock of Valeritas Holdings at a purchase price of $40.00 per share, for gross proceeds of approximately $24.0 million, net of financing costs. Existing investors of the Company invested $20.0 million of the Private Placement. The pre-2016 Merger stockholders of the Company retained an aggregate of 125,000 shares of common stock.

In February 2017, the Company’s Board of Directors approved a proposal for a reverse stock split in any ratio up to 1-for-10 of the Company’s common stock and an increase in the number of shares of preferred stock the Company is authorized to issue to 50,000,000. On March 8, 2017, the Company’s stockholders approved the proposal for a reverse stock split, and the Company’s board of directors subsequently adopted, an eight-to-one reverse stock split of the Company’s common stock and the increase in the amount of shares of preferred stock the Company is authorized to issue. All share and per share numbers in these financial statements have been retrospectively adjusted to reflect the reverse stock split.
On March 23, 2017, the Company closed a public offering of 5,250,000 shares of common stock of Valeritas Holdings at a purchase price of $10.00 per share, for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering.
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
Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by the Company's Board of Directors prior to the issuance of any shares thereof. Preferred stock will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the Company's capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

On February 14, 2017, the Company entered into an agreement with CRG and WCAS to convert a total of $27.5 million of the outstanding principal amount of the Company's debt, including the Term Loan, into shares of Series A Convertible Preferred Stock at the public offering price. The shares of Series A Preferred Stock are convertible at the option of the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the Series A Original Issue Price by the Series A Conversion Price (both as defined in the Certificate of Designation) in effect at the time of conversion. This formula initially results in a one-to-one conversion ratio, but may change in the future. The Series A Conversion Price is subject to adjustment for stock splits and the like subsequent to the date of issuance of the Series A Preferred Stock. On or after January 1, 2021, at the Company's option, if the Company has achieved an average market capitalization of at least $300 million for the Company's most recent fiscal quarter, the Company may elect to automatically convert all of the outstanding shares of Series A Preferred Stock into shares of the Company's common stock. The holders of shares of Series A Preferred Stock are entitled to receive cumulative annual dividends at a rate of $8 per every $100 of Series A Preferred Stock, payable either in cash or in shares of the Company's common stock, at each holder’s election; provided, that to the extent any holder elects to receive cash dividends, such dividends shall accrue from day to day and be payable only upon a Deemed Liquidation Event (as defined in the Certificate of Designation). The shares of Series A Preferred Stock will have no voting rights. The Company has the right to redeem all or less than all of the Series A Preferred Stock, at any time, at a price equal to the Series A Conversion Price, as adjusted, plus any accrued but unpaid dividends. In the event of a Deemed Liquidation Event the holders of Series A Preferred Stock are eligible to receive the greater of (i) $27.5 million, plus accrued but unpaid dividends or (ii) what they would have received as a holder of common stock had they converted their shares of Series A Preferred Stock into shares of the Company's common stock immediately prior to the Deemed Liquidation Event. To the extent permitted under Delaware law, the holders of shares of Series A Preferred Stock have the right to prevent the Company from liquidating, dissolving, amending the Company's governing documents in a manner that affects the rights of the Series A Preferred Stock, authorizing shares of capital stock on parity or senior to the Series A Preferred Stock, or issuing any shares of Series A Preferred Stock to any individual, entity or person other than CRG or WCAS.

15. Net Loss Per Share
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding less the weighted-average number of shares subject to repurchase during the period.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2017 and 2016 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
During the six months ended June 30, 2017, the Company issued 2,750,000 convertible preferred shares. Preferred shares hold no voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards were not included in the computation of weighted average common shares for the three and six months ended June 30, 2017 and 2016:

June 30
2017
Stock options	1,698,900
Warrants	10,390
Restricted stock	77,662
Preferred Stock	2,750,000
Total	4,536,952
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

16. Subsequent Events
The Company’s headquarters is located in Bridgewater, New Jersey. In July 2017, the Company amended the lease agreement for its headquarters to reduce the amount of space it leases and extend the lease period from July 2018 until July 2023. The amended lease will reduce the Company’s rental expenses.

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
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, the V-Go® Wearable Insulin Delivery Device, is a simple, wearable, basal-bolus insulin delivery device for patients with Type 2 diabetes that enables patients to administer a continuous preset basal rate of insulin over 24 hours. It also provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of Type 2 diabetes patients. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V- Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
We currently focus on the treatment of patients with Type 2 diabetes-a pervasive and costly disease that, according to the 2017 National Diabetes Statistics Report released by the U.S Centers for Disease Control and Prevention, or the CDC, currently affects 90% to 95% of the approximately 23 million U.S. adults diagnosed with diabetes. The CDC estimated that the combined direct medical and drug costs and indirect lost productivity costs of diabetes in the United States was approximately $245 billion in 2012. We believe the majority of the 12.6 million U.S. adults treating their Type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from the innovative approach of V-Go to manage Type 2 diabetes. Our near-term target market consists of the approximately 5.6 million of these patients who currently take injectable insulin, of which up to 4.5 million may not be achieving their target blood glucose goal.
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

Corporate Information
We currently operate the existing business of Valeritas as a publicly traded company under the name Valeritas Holdings, Inc. We were incorporated as Cleaner Yoga Mat, Inc. in Florida on May 9, 2014. Pursuant to the 2016 Merger and the Split-Off (each as defined below), we discontinued our prior business of engaging in the sale of sanitizing solutions for Yoga and Pilates studios as well as conventional gyms and acquired the business of Valeritas, Inc. a Delaware corporation, referred to as Valeritas or the private company, which is a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies.
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
On March 8, 2017, our stockholders approved, and our board of directors subsequently adopted, an eight-to-one reverse stock split of our common stock. All share and per share numbers in this Quarterly Report reflect the reverse stock split. On March 23, 2017, we sold 5,250,000 shares in an underwritten public offering, in which we received net proceeds of approximately $48.8 million.

2017 Second Quarter Executive Summary
In the second quarter of 2017 as compared to the second quarter of 2016, our revenue decreased 2.0% to $4.8 million, our gross margin increased from 35.3% to 37.7%, and our net loss increased 14.5% to $12.0 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our new high-touch and high-service capital-efficient market strategy involves our sales force focusing on, and servicing, a smaller, more targeted number of high insulin volume prescribing physicians. Total and new filled prescriptions from these targeted physicians in our non-disrupted territories (defined as those in which we had the same representative in the same territory for at least six months) grew by 13% and 18%, respectively, in the three months ended June 30, 2017 compared with the same period in 2016. Given this early success in our non-disrupted territories, we increased the number of sales territories from 30 to 48 in the second quarter of 2017. Despite the growth in our non-disrupted accounts, the disruption of territories due to the 2016 restructuring of the business, which included this change in market strategy as well as a realignment of sales territories, resulted in a decline in total prescriptions from targeted accounts in our disrupted territories of 3% and a decline of 17% from physicians that we no longer target. With the physician practices now once-again being serviced, new prescriptions from targeted accounts in our disrupted territories increased sequentially from the first quarter by 14% reversing the declining trend seen over the last couple of quarters in these previously vacated territories. These changes, combined with a slight weakness in the overall insulin market drove a net 4.4% drop in the volume of V-Go’s prescribed to patients in the second quarter of 2017 compared with the same period in 2016. The net revenue decrease in 2017 was partially offset by higher average net prices realized compared in the three months ended June 30, 2017 grew by 2.5% compared with the same comparable quarterly period in 2016. This overall decrease was primarily due to the continued decline in volume from physicians who are not serviced by our sales representatives under our current more focused sales model.

•	We have increased the gross profits for our product by creating manufacturing efficiencies and by implementing cost effective processes in our product development.
In obtaining additional financing through our March 2017 public offering, we will look to invest in our new sales strategy, which should continue our revenue growth.

Basis of Presentation

The unaudited financial statements of Valeritas for the three and six months ended June 30, 2017 and 2016 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature.

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

Results of Operations
Results of Operations for the Three Months Ended June 30, 2017 and 2016
The following is a comparison of revenue and expense categories for the three months ended June 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Revenue, net	$4,788	$4,885	(97)	(2.0)
Cost of goods sold	2,985	3,160	(175)	(5.5)
Gross profit	1,803	1,725	78	4.5
Operating expense:
Research and development	1,650	1,186	464	39.1
Selling, general and administrative	11,231	8,141	3,090	38.0
Restructuring	—	401	(401)	(100.0)
Total operating expense	12,881	9,728	3,153	32.4
Operating loss	(11,078)	(8,003)	(3,075)	38.4
Other income (expense), net:
Other expense	(3)	—	(3)	(100.0)
Other income	19	—	19	100.0
Interest expense	(888)	(2,421)	1,533	(63.3)
Change in fair value of derivatives	(32)	(42)	10	(23.8)
Total other income (expense), net	(904)	(2,463)	1,559	(63.3)
Net loss	$(11,982)	$(10,466)	(1,516)	14.5

Results of Operations for the Six Months Ended June 30, 2017 and 2016
The following is a comparison of revenue and expense categories for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Revenue, net	$9,399	$9,894	(495)	(5.0)
Cost of goods sold	5,863	6,457	(594)	(9.2)
Gross profit	3,536	3,437	99	2.9
Operating expense:
Research and development	3,238	2,447	791	32.3
Selling, general and administrative	21,678	16,550	5,128	31.0
Restructuring	—	2,163	(2,163)	(100.0)
Total operating expense	24,916	21,160	3,756	17.8
Operating loss	(21,380)	(17,723)	(3,657)	20.6
Other income (expense), net:
Other expense	(187)	—	(187)	(100.0)
Interest expense	(2,472)	(9,006)	6,534	(72.6)
Other income	85	—	85	100.0
Change in fair value of derivatives	166	(635)	801	126.1
Total other income (expense), net	(2,408)	(9,641)	7,233	(75.0)
Loss before income taxes	(23,788)	(27,364)	3,576	(13.1)
Net loss	$(23,788)	$(27,364)	3,576	13.1

Revenue, net
We generate revenue from sales of V-Go to third-party wholesalers and medical supply distributors that take delivery and ownership of V-Go and, in turn, sell it to retail pharmacies or directly to patients with Type 2 diabetes. V-Go 30-day packages are sold to wholesalers and distributors at wholesale acquisition cost, or WAC, and we report net revenue after taking into consideration sales deductions as described in our financial statements. Our revenue is generated in the United States, and we view our operations as one operating segment. Financial information is reviewed on a consolidated basis to allow management to make decisions regarding resource allocations and assess performance.
Revenue decreased by 2.0% to $4.8 million in the second quarter of 2017 from $4.9 million in the second quarter of 2016. Our new high-touch and high-service capital-efficient market strategy involves our sales force focusing on and servicing a smaller, more targeted number of high insulin volume prescribing physicians. Total and new filled prescriptions from these targeted physicians in our non-disrupted territories (defined as those in which we had the same representative in the same territory since for at least six months) grew by 13% and 18%, respectively in the three months ended June 30, 2017 compared with the same period in 2016. Given this early success in our non-disrupted territories, we increased the number of sales territories from 30 to 48 in the second quarter of 2017. Despite the growth in our non-disrupted accounts, the disruption of territories due to the 2016 restructuring of the business, which included this change in market strategy as well as a realignment of sales territories, resulted in a decline in total prescriptions from targeted accounts in our disrupted territories of 3% and a decline of 17% from physicians that we no longer target. With the physician practices now once-again being serviced, total prescriptions from targeted accounts in our disrupted territories increased sequentially from the first quarter by 11% reversing the declining trend seen over the last couple of quarters in these previously vacated territories. These changes, combined with a slight weakness in the overall insulin market drove a net 4.4% drop in the volume of V-Go’s prescribed to patients in the second quarter of 2017 compared with the same period in 2016. The net revenue decrease in 2017 was partially offset by higher average net prices realized in the three months ended June 30, 2017. Our realized net price compared with the same period in 2016 grew by 2.5%. This net price increase was driven primarily by our 8.0% WAC price increase implemented during the latter part of the fourth quarter of 2016, partially offset by increased distribution fees, and a higher patient mix through our managed care contracts.

On a year to date basis, our revenue decreased by 5.0% to $9.4 million in the first half of 2017 from $9.9 million in the first half of 2016. The filled prescriptions from our targeted physicians grew by 4% in the six months ended June 30, 2017 as compared to the same period in 2016. Despite this growth, the disruption of the territories from the 2016 restructuring of our business resulted in a 18% decline in prescriptions from physicians that we no longer target. These changes, combined with a weakness in the overall insulin market, resulted in a 7.2% decline in the volume of V-Go’s prescribed to patients during the six months ended June 30, 2017 compared to the same period in 2016. The net revenue decrease in the six months ended June 30, 2017 was partially offset by higher average net prices realized compared with the same period in 2016. Our realized net price in the six months ended June 30, 2017 grew by 2.4% as compared to the same period in 2016. This growth was driven primarily by our 8.0% WAC price increase implemented during the latter part of the fourth quarter of 2016, partially offset by higher service fees, a higher mix of patients utilizing our co-pay card program, and a corresponding net increase in mix through our managed care contracts.
Despite the volume decline, we continue to see sequential growth in our targeted stable territories (defined as those in which we had the same representative in the same territory since January, 2016). This group grew sequentially from the second half of 2016 to the first half of 2017 by 10%. In the second quarter of 2017 these stable territories grew their targeted accounts by an average of 19% compared with the same period in 2016.
Cost of Goods Sold and Gross Margin
Cost of goods sold includes raw materials, labor costs, manufacturing overhead expenses and reserves for anticipated scrap and inventory obsolescence. Our cost of goods sold for the quarter ended June 30, 2017 was approximately $3.0 million on revenue of approximately $4.8 million, as compared to approximately $3.2 million in cost of goods sold on revenue of approximately $4.9 million during the quarter ended June 30, 2016. As a percentage of revenue, cost of goods sold decreased during the quarter ended June 30, 2017 to approximately 62.3% from approximately 64.7% during the quarter ended June 30, 2016. Our cost of goods sold for the six months ended June 30, 2017 was approximately $5.9 million on revenue of approximately $9.4 million, as compared to approximately $6.5 million in cost of goods sold on revenue of approximately $9.9 million during the six months ended June 30, 2016. Cost of goods sold decreased during the six months ended June 30, 2017 to approximately 62.4% from approximately 65.3% during the six months ended June 30, 2016. We currently manufacture V-Go and the EZ Fill accessory in cleanrooms at a contract manufacturing organization, or CMO, in Southern China. We also have a relationship with a separate CMO that performs our final inspection and packaging functions. Any single-source components and suppliers are managed through our global supply chain operation. We continually work with our manufacturing CMO to refine our manufacturing processes and production lines to improve efficiencies and reduce labor cost. These improvements represent the primary drivers in the current year reduction in cost of goods sold per unit.
Our gross profit as a percentage of revenues, or gross margin, for the quarter ended June 30, 2017 was 37.7%, compared to 35.3% during the quarter ended June 30, 2016. The increase in our gross margin was due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our realized net price increase.
Our gross margin as a percentage of revenues, or gross margin, for the six months ended June 30, 2017 was 37.6%, compared to 34.7% during the six months ended June 30, 2016. The increase in our gross margin was due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our realized net price increase.
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
Total research and development expenses increased by 39.1% to $1.7 million in the second quarter of 2017 from $1.2 million in the second quarter of 2016. The increase of $0.5 million was primarily due to increased external expenditures related to the development of our V-Go Link device.

Total research and development expenses increased by 32.3% to $3.2 million in the six months ended June 30, 2017 from $2.4 million in the six months ended June 30, 2016. The increase of $0.8 million was primarily due to share based compensation within the department and consulting fees related to the development of our V-Go Link device.
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
Our selling, general and administrative expenses increased 38.0% in the quarter ended June 30, 2017 to $11.2 million as compared to $8.1 million in the quarter ended June 30, 2016. This increase of $3.1 million was driven primarily by a planned increase in field sales headcount, as well as our increased investment in external consulting services used to drive our capital-efficient marketing initiatives. We also increased the volume of sample products provided through our commercial channel to help drive patient volumes through our increased territories. The overall expense increase was partially offset by lower stock compensation charges, driven by a $1.6 million charge in 2016 resulting from the cancellation of our stock option plans, as well as lower legal, accounting, and other non-commercial professional fees.

Our selling, general and administrative expenses increased 31.0% in the six month period ended June 30, 2017 to $21.7 million as compared to $16.6 million in the six month period ended June 30, 2016. This $5.1 million increase was driven by our investment in expanding our field sales and commercial marketing teams. Additionally, we increased our investment in external consulting services used to drive our capital-efficient marketing initiatives, as well as the volume of sample products provided to patients.
This overall growth in commercial spending is part of our strategic plan to expand our business operations.

Other Income (Expense), Net
Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our loan agreements with Capital Royalty Group, or CRG, and WCAS Capital Partners IV, L.P., or WCAS. See "-Indebtedness" below for more information. Also included are costs related to our financing activities in 2017 and 2016.
Interest expense decreased 63.3% during the quarter ended June 30, 2017 to $0.9 million as compared to $2.4 million during the same period in 2016. The decrease was driven by the restructuring of our term loan with CRG, or Term Loan, and the note payable with WCAS, or the WCAS Note, on both May 3, 2016 and March 23, 2017. The restructuring, which occurred on May 3, 2016 resulted in the conversion of all accrued interest and reduced the interest rates on both the Term Loan and WCAS Note. The debt restructuring that occurred on March 23, 2017 converted $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively to shares of preferred stock upon completion of the public offering at a conversion rate of $10 per share.

Interest expense decreased 72.6% during the six months ended June 30, 2017 to $2.5 million as compared to $9.0 million during the same period in 2016. This decrease was driven by the 2017 debt restructuring, the result of which was the conversion referenced above as well as a reduction in interest rates from 15% per annum to 11% on May 3, 2016.
The change in the fair value of derivatives was relatively unchanged for the quarter ended June 30, 2017 compared to the same period in 2016. The de minimis decrease and $0.2 million increase in the fair value of derivatives during the quarter and six months ended June 30, 2017, respectively compared with the decrease in fair value of a de minimis amount and $0.6 million during the same periods ended June 30, 2016 is primarily caused by fluctuations in period end valuations of our derivative liabilities. Specifically, the decrease occurring in 2016 is primarily attributed to Valeritas’ issuance of Series AB Preferred Stock warrants accounted for as a derivative liability and the change in the fair value in accordance with the terms of the 2016 Merger. Warrants were accounted for as derivative liabilities due to containing an obligation to the issuer to transfer assets and liabilities regardless of the timing of the redemption feature or price, even though the underlying shares were classified as permanent equity.

Liquidity and Capital Resources
We are subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. We expect that our sales performance and the resulting operating income or loss, as well as the status of each of its new product development programs, will significantly impact our cash requirements.

We have incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2017, we had $42.3 million in cash and cash equivalents and an accumulated deficit of $448.4 million. Our restructured Term Loan includes a liquidity covenant whereby we must maintain a cash balance greater than $2.0 million. Our cash balance will be sufficient to satisfy our operations for the next 12 months from the date of issuance of this report. We estimate that the cash balance will be sufficient to satisfy our operations through August of 2018.
Historically, our sources of cash have included private placement of equity securities, debt arrangements, and cash generated from operations, primarily from the collection of accounts receivable resulting from sales. In March 2017, we completed an underwritten public offering with net proceeds of $48.8 million, net of underwriting expenses and discounts.

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(16,314)	$(18,948)
Investing activities	(42)	(171)
Financing activities	48,751	36,777
Total	$32,395	$17,658
Operating Activities
The decrease in net cash used in operating activities for six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily associated with the use of net working capital from our equity raise in 2016 to pay outstanding trade payables arising from restructuring activities. In addition, we incurred lower cost of goods sold in 2017 as a result of manufacturing efficiencies.
Investing Activities
Net cash provided by and used in investing activities for the six months ended June 30, 2017 and 2016 was primarily related to purchases of capital equipment for our production lines. The use of cash in both 2017 and 2016 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years. Additionally, in 2017, we sold some of our property and equipment as a result of the change in our overall operational strategy and plan. We do not expect to have significant investing activity in the next 12 months.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017 was the result of gross proceeds from our March 2017 public offering, which raised net proceeds of $48.8 million. Net cash provided by financing activities for the six months ended June 30, 2016 was the result of gross proceeds from our common stock offering, which raised $25.4 million, our Series AB Preferred Stock financing round, which raised $5.8 million and the exercise of Series AB warrants of $7.4 million.

Indebtedness
Senior Secured Debt
On May 23, 2013, we entered into a $50.0 million term loan with CRG, or the Term Loan, which is structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of our assets, including our material intellectual property. Due to certain events of default, we entered into a series of forbearance agreements with CRG. The initial forbearance agreement was entered into on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended, contained a number of terms and conditions in exchange for CRG’s agreement to forbear.
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
On March 23, 2017, CRG converted $25.0 million of the principal balance to 2,500,000 shares of preferred stock. The principal balance of the Term Loan was restated as $25.0 million. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender one of our shareholders. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs. At June 30, 2017, $0.1 million of the restructured debt discount remained.
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

Contractual Obligations
The following summarizes our significant contractual obligations as of June 30, 2017:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	$4,847	$4,847	$—	$—	$—
Operating lease obligations(2)	2,016	623	456	504	433
Senior secured debt(3)	31,150	—	—	31,150	—
Other Note Payable(4)	3,049	—	—	3,049	—
Severance payment (5)	57	57
Total	$41,119	$5,527	$456	$34,703	$433

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.

(2)	Represents operating lease commitments for office and manufacturing space in Shrewsbury, Massachusetts and Bridgewater, New Jersey and Marlborough, Massachusetts and small office equipment.

(3)	Represents Term Loan agreement with Capital Royalty Partners for $25.0 million, including accrued interest through June 30, 2017.

(4)	Represents a $2.5 million Other Note Payable to WCAS Capital Partners IV, L.P., including accrued interest through June 30, 2017.

(5)	Represents severance payments due to former employees as part of our restructuring, which occurred during the months ended March 31, 2016.

Related Party Transactions
We transact business with certain parties related to usy, primarily with key stakeholders with the intent of managing working capital through additional debt or equity financing.
During the six months ended June 30, 2017, CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, to preferred shares of 2,500,000 and 250,000, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as CRG and WCAS are also two of our shareholders. Concurrent with the debt conversion, we capitalized a de minimis amount of issuance costs.
During the six months ended June 30, 2017, CRG participated in our March 2017 public offering, through which CRG acquired 4,000,000 shares of our common stock for an aggregate purchase price of $40.0 million.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There have been no impairment charges recorded during the three or six month periods ended June 30, 2017 or 2016.

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
Off-Balance Sheet Arrangements
We did not engage in any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2017.

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
Recently Issued Accounting Standards
In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time. We have not yet selected a transition method nor have they determined the effect of the standard on our consolidated financial statements.
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
In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adopting this guidance.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2017. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls at December 31, 2016, management concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2016, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this Quarterly Report. Accordingly, we believe, based on our knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first six months of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
Management does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Part II - Other Information

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

Although we are not required to include risk factors in our Quarterly Report on Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to the risk factors as listed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2017.
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
As of June 30, 2017, we had $42.3 million in cash and cash equivalents and an accumulated deficit of $448.4 million. To date, we have financed our operations primarily through sales of our preferred stock, debt financings and limited sales of our product. We have devoted substantially all of our resources to the research, development and engineering of our product, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business. We estimate that the cash balance will be sufficient to satisfy our operations through August of 2018.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our Annual Reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an "accelerated filer" or a "large accelerated filer," and no longer an "emerging growth company," our independent registered public accounting firm will have to attest to and report on management's assessment of the effectiveness of such internal control over financial reporting. As a result of the consummation of the merger with Valeritas, Inc. completed on May 3, 2016, we have implemented a new management team. Our new management has not yet conducted a formal evaluation of our internal control over financial reporting and has not been able to make an assessment on whether the internal controls over financial reporting are effective. Based upon the last evaluation conducted as of June 30, 2017, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules and forms of the U.S. Securities and Exchange Commission.
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
As of June 30, 2017, we have used $7.4 million of our net proceeds from our March 2017 public offering.
There has been no material change in the planned use of proceeds from our March 2017 public offering as described in our prospectus dated March 24, 2017, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Issuance of Shares of Capital Stock
On June 7, 2017, we issued 18,000 restricted shares of our common stock and 12,000 restricted shares of our common stock to each of The Del Mar Consulting Group, Inc. and Alex Partners, LLC, respectively, as partial consideration for services to be rendered.

Item 5. Other Information
Our company headquarters is located in Bridgewater, New Jersey. In July 2017, we amended the lease agreement for our headquarters to reduce the amount of space we lease and extend the lease period from July 2018 until July 2023.

Item 6.     Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

10.1	Valeritas Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by Reference from the Registrant's Form 8-K, filed with the SEC on June 9, 2017).

31.1*
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.

31.2*
Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Financial Position at June 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statement of Shareholders' Equity at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: August 11, 2017