Form 10-Q
period 2017-09-30
Valeritas Holdings Inc.
filed 2017-11-08
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Registrant's telephone number, including area code: (908) 927-9920
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock as of November 1, 2017 was 7,015,636.

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

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net	$5,065	$4,860	$14,464	$14,754
Cost of goods sold	3,048	3,132	8,911	9,589
Gross margin	2,017	1,728	5,553	5,165
Operating expense:
Research and development	1,861	1,188	5,099	3,635
Selling, general and administrative	10,020	7,997	31,698	24,547
Restructuring	—	198	—	2,361
Total operating expense	11,881	9,383	36,797	30,543
Operating loss	(9,864)	(7,655)	(31,244)	(25,378)
Other income (expense), net:
Other expense	—	—	(187)	—
Other income	108	121	193	121
Interest expense, net	(876)	(1,596)	(3,348)	(10,602)
Change in fair value of derivatives	54	(27)	220	(662)
Total other income (expense), net	(714)	(1,502)	(3,122)	(11,143)
Loss before income taxes	(10,578)	(9,157)	(34,366)	(36,521)
Income tax expense	—	—	—	—
Net loss	$(10,578)	$(9,157)	$(34,366)	$(36,521)
Preferred stock dividend	$(557)	$—	$(1,154)	$—
Net loss attributable to common stockholders	$(11,135)	$(9,157)	$(35,520)	$(36,521)
Net loss per share of common shares outstanding - basic and diluted	$(1.62)	$(5.78)	$(6.74)	$(34.84)
Weighted average common shares outstanding - basic and diluted	6,858,832	1,584,940	5,270,952	1,048,158
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,085	$9,866
Accounts receivable, net	3,845	3,462
Other receivables	99	173
Inventories, net	8,370	9,384
Deferred cost of goods sold	473	690
Prepaid expense and other current assets	874	569
Total current assets	47,746	24,144
Property and equipment, net	9,237	10,219
Other assets	250	153
Total assets	$57,233	$34,516
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,955	$4,591
Accrued expense and other current liabilities	6,155	5,532
Deferred revenue	1,191	1,623
Total current liabilities	12,301	11,746
Long-term debt, related parties (net of $129 and $214 in issuance costs at September 30, 2017 and December 31, 2016)	35,026	58,978
Other long-term liabilities	7	292
Total liabilities	47,334	71,016
Commitments and contingencies (Note 11)
Stockholders' equity (deficit)
Convertible preferred stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2017; 2,750,000 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively. (aggregate liquidation value of $28,654 and $0 at September 30, 2017 and December 31, 2016)	3	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 7,015,636 and 1,590,948 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7	2
Additional paid-in capital	468,875	387,737
Accumulated deficit	(458,986)	(424,239)
Total stockholders' equity (deficit)	9,899	(36,500)
Total liabilities and stockholders' equity (deficit)	$57,233	$34,516
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance-December 31, 2016	—	$—	1,590,948	$2	$387,737	$(424,239)	$(36,500)
Cumulative effect of change in accounting principle	—	—	—	—	381	(381)	—
Share-based compensation expense	—	—	—	—	4,508	—	4,508
Issuance of common stock as a result of public offering, net of fees	—	—	5,250,000	5	48,781	—	48,786
Issuance of common stock for compensation	—	—	2,030	—	73		73
Issuance of preferred stock upon conversion of debt, net of discount	2,750,000	3	—	—	27,395	—	27,398
Commitment fee for Purchase Agreement			125,000	—	—	—	—
Restricted shares vested			47,658	—	—	—	—
Net loss	—	—	—	—	—	(34,366)	(34,366)
Balance- September 30, 2017	2,750,000	$3	7,015,636	$7	$468,875	$(458,986)	$9,899
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(34,366)	$(36,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,416	1,212
Amortization of financing costs	16	4,396
Noncash interest expense	3,464	6,206
Share-based compensation expense	4,581	3,365
Change in fair value of derivative liabilities	(220)	662
Gain on sale of property and equipment	(193)	(121)
Changes in:
Accounts receivable	(383)	(187)
Other receivables	74	367
Inventories	1,014	665
Deferred cost of goods sold	217	(4)
Prepaid expense and other current assets	(305)	(89)
Other assets	(97)	126
Accounts payable	366	(4,535)
Accrued expense	623	451
Deferred revenue	(432)	73
Deferred rent liability	(65)	(53)
Net cash used in operating activities	(24,290)	(23,987)
Investing activities
Proceeds from sale of property and equipment	118	121
Acquisition of property and equipment	(366)	(171)
Net cash used in investing activities	(248)	(50)
Financing activities
Repayment of capital lease	—	(26)
Proceeds from issuance of private company Series AB Preferred Stock received from related party	—	5,819
Proceeds from issuance of common stock ($40,000 and $20,000 received from a related party in 2017 and 2016, respectively), net of issuance costs	48,792	23,964
Payment of debt restructuring costs	(35)	(355)
Proceeds from exercise of warrants by a related party	—	7,375
Net cash provided by financing activities	48,757	36,777
Net increase in cash and cash equivalents	24,219	12,740
Cash and cash equivalents-beginning of period	9,866	2,789
Cash and cash equivalents-end of period	$34,085	15,529
Supplemental disclosures of cash flow information
Write off of debt issuance costs	$107	$—
Related party conversion of debt to Series A preferred stock	$27,500	$—
Commitment fee for Purchase Agreement	$411	$—
Receivables for property and equipment sales	$75	$—
Reclassification of derivative liability upon exercise of warrants	$—	$1,557
Cancellation of derivative liability	$—	$3,036
Issuance of derivative liabilities for PPO warrants	$—	$226
Conversion of interest and fees and write off of remaining debt discounts	$—	$17,934
Issuance of Series AB Preferred Stock warrants	$—	$4,000
See accompanying notes to unaudited condensed financial statements.

Valeritas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Organization
Valeritas was incorporated in the state of Delaware on December 27, 2007 when it was converted into a Delaware Corporation from a Delaware limited liability company, which was formed on August 2, 2006. Valeritas is a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, V-Go® Wearable Insulin Delivery device, is a simple, wearable, basal-bolus insulin delivery device for adult patients with type 2 diabetes that enables patients to administer a continuous preset basal rate of insulin over 24 hours. It also provides discreet on-demand bolus dosing at mealtimes. It is the only non-electronic basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of adult patients with Type 2 diabetes. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
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

2. Liquidity and Uncertainties
The Company is subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies, other technology companies and other technologies. The Company's sales performance and the resulting operating income or loss, as well as the status of each of its new product development programs, will significantly impact its cash requirements.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2017, the Company had $34.1 million in cash and cash equivalents and an accumulated deficit of $459.0 million. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million.

Management believes that the Company's cash balance and liquidity will be sufficient to satisfy their operating cash requirements for the next 12 months from this report issuance date, including maintaining its liquidity covenant through that date. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses as well as the Company's ability to obtain cash from the financing agreement with Aspire Capital Fund ("Aspire"). As noted in Note 14, the Aspire financing is limited to 1,367,911 shares (19.99% of the Company’s outstanding shares as of the agreement date), unless the average price paid for all shares issued under this agreement is equal to or greater than $3.10 until the share limit is reached and at all times thereafter, or unless stockholder approval is obtained to issue more than such 19.99%. In addition, the Company’s common stock price to effect a sale to Aspire cannot be less than $1.00 per share.

The Company's continued operations beyond the next 12 months will likely depend on either the Company’s stock price getting to and remaining above $3.10 so that we can exercise and sell up to the $20 million commitment by Aspire and/or  in the ability to raise additional capital above the proceeds of the Aspire agreement until the Company achieves operating profitability, if ever. There can be no assurances that the Company will actually be able to raise additional capital or that  additional financing will be available on acceptable terms.

3. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company's annual consolidated financial statements included within the Company's Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 21, 2017.
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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of results for the full year.
Reverse Stock Split
On March 8, 2017, the Company approved an eight-to-one reverse split of its common stock. Adjustments have been made to all periods and amounts presented to appropriately reflect the retrospective application of the reverse stock split.
Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Change in Accounting Principle
On January 1, 2017, the Company adopted ASU 2016-09: Improvements to Employee Share-Based Payment Accounting, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to 2017.

Significant Accounting Policies
Aside from the adoption of ASU 2016-09, as described above, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in Valeritas Holdings, Inc.'s 2016 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year to those years beginning after December 15, 2017.  In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing.  Although the Company is currently evaluating the impact of adopting ASU 2014‑09 and ASU 2016-10, it will estimate the variable consideration associated with the right of return and will recognize revenue at the point of sale, as opposed to recognizing revenue according to the sell through model, which it is currently using. The Company has also determined that it will adopt the modified retrospective approach for adoption. The Company does not believe that adoption will have a material impact on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

4. Inventory
Inventory, net consists of:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Raw materials	$1,414	$1,117
Work in process	1,429	1,434
Finished goods	5,527	6,833
Total	$8,370	$9,384
Cost is determined on a first in, first out, or FIFO, basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves at September 30, 2017 and December 31, 2016 were $0.8 million and $1.4 million, respectively.
5. Property and Equipment
Property and equipment consisted of the following:

(Dollars in thousands)	Useful lives	September 30, 2017	December 31, 2016
Machinery and equipment	5-10	$14,868	$15,150
Computers and software	3	1,367	1,343
Leasehold improvements	6-10	192	212
Office equipment	5	89	89
Furniture and fixtures	5	206	206
Construction in process		470	114
Total		17,192	17,114
Accumulated depreciation		(7,955)	(6,895)
Property and equipment, net		$9,237	$10,219
Depreciation and amortization expense for the three months and nine months ended September 30, 2017 were $0.5 million and $1.4 million, respectively. Depreciation and amortization expense for the three months and nine months ended September 30, 2016 were $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2017, the Company received proceeds and recognized a gain of $0.1 million and $0.2 million, respectively on the sale of property and equipment, which was previously written off or fully depreciated.

6. Accrued Expenses and Other Current Liabilities
The Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Compensation	$2,956	$2,875
Marketing services	203	949
Distribution agreements and managed care costs	2,047	959
Professional fees	625	291
Travel expenses	143	53
Manufacturing overhead	163	89
Other accruals	18	316
Total accrued expenses and other current liabilities	$6,155	$5,532

7. Restructuring
In February 2016, as part of a restructuring plan, the Company underwent a labor force reduction. The total restructuring costs were $2.7 million and consisted of $1.2 million severance expense and $1.5 million of retention bonuses. The retention bonuses were paid in two installments over the 12 months following the commencement of the restructuring plan.
The Company accrued the retention bonus monthly on a straight line basis through the retention period. The second and final installment of the retention bonus was paid in February, 2017. As of December 31, 2016, the severance accrual was $0.3 million. During 2017, $0.3 million in payments were made and there is no balance as of September 30, 2017.

8. Debt
The Company had the following debt outstanding:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Senior Secured Debt, net	$25,000	$50,000
Issuance costs	(129)	(214)
Payment-in-kind (PIK) interest	7,028	3,852
Total Senior Secured Debt, net	31,899	53,638
Other Note Payable, net	2,500	5,000
Payment-in-kind (PIK) interest	627	340
Total Other Note Payable, net	3,127	5,340
Total debt	$35,026	$58,978
Total debt, long-term	$35,026	$58,978

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
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company entered into the Second Amended and Restated Term Loan Agreement to restructure its Term Loan and WCAS Note, which extended the payment terms of the respective principal balances of $50.0 million and $5.0 million to March 31, 2021 and September 8, 2021, respectively. The Term Loan and WCAS Note charge interest rates of 11% and 10%, respectively.
On February 9, 2017, the Company entered into Amendment No. 1 to the Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016 (the “Loan Agreement”). The Loan Agreement (i) extends the interest only-period of the Loan Agreement by one year to March 31, 2022 from March 31, 2021; (ii) extends the time until the initial required cash interest payments by one year to June 30, 2019 from June 30, 2018; (iii) extends the deadline for full payment under the Loan Agreement to March 31, 2022 from March 31, 2021, and (iv) reduces the Company’s minimum cash and cash equivalent requirements to $2.0 million from the previous requirement of $5.0 million, except that if the Company did not consummate an underwritten public offering with gross proceeds of at least $40.0 million by December 31, 2017, then the minimum cash covenant would have reverted back to $5.0 million. The Company satisfied this requirement with the public offering on March 28, 2017, which raised $48.8 million in net proceeds.
On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. CRG and WCAS received 2,500,000 and 250,000 preferred shares, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs were extinguished and recorded against equity as the lender is also a shareholder of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.

During the three and nine months ended September 30, 2017, the Company incurred non-cash interest expense of $1.0 million and $3.5 million, respectively. During the three and nine months ended September 30, 2016, the Company incurred non-cash interest expense of $1.6 million, and $10.6 million, respectively.
Senior Secured Debt
The events of default, described previously, had led the Company to enter into a series of forbearance agreements with CRG. The initial forbearance agreement was entered on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended, entered into in 2015, contained a number of terms and conditions in exchange for CRG's agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. The forbearance agreement entered into in 2016 was accounted as a troubled debt restructuring ("TDR"). There was no gain associated with the TDR, however the modified effective interest rate was applied prospectively through May 3, 2016.
On January 22, 2016, the Company and CRG amended the forbearance agreement to extend the forbearance period to March 31, 2016. As part of the terms within the forbearance agreement, the Company issued warrants to CRG exercisable into 16.0 million shares of private company Series AB Preferred Stock at $1.25 per share. The warrant had a term of one year. The warrant fair value at the date of issuance was determined to be $4.0 million, using the Black-Scholes option pricing model (see note 9 below). The warrant was accounted for as a debt discount and amortized through to May 3, 2016, when the Term Loan was restructured.
On March 25, 2016, the Company and CRG amended the forbearance agreement to extend the expiration of the forbearance period to April 30, 2016 and included a number of events that could trigger an earlier expiration of the forbearance agreement. This did not result in any restructuring gain or loss and the modified effective interest rate was applied prospectively.
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the Term Loan. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB Preferred Stock and 4,649,859 shares of private company common stock (see Other Note Payable for additional conversions during 2016). The private company Series AB shares were then converted into 256,744 of the Company's common stock upon the 2016 Merger and all private company shares of common stock were canceled upon the 2016 Merger. The principal balance was restated as $50.0 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which were set to commence on June 30, 2018 but have been adjusted to commence on June 30, 2019. The amended repayment of principal on amounts borrowed under the Term Loan is scheduled to be completed on March 31, 2022.
On March 28, 2017, CRG converted $25.0 million of the principal balance of the term loan into 2,500,000 shares of the Company's newly designated Series A Preferred Stock. The principal balance of the Term Loan was restated as $25.0 million. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company. Concurrent with the debt conversion, the Company capitalized a de minimis amount of issuance costs.

The restructured Term Loan agreement contains a financial covenant, which requires the Company to maintain a minimum cash balance of $2.0 million. As of September 30, 2017, the Company was in compliance with the financial covenant in the restructured Term Loan agreement.

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

On March 28, 2017, $2.5 million of the WCAS Note was converted to preferred shares. WCAS received 250,000 preferred shares. The remaining principal balance of $2.5 million was amended to decrease the interest rate back to 10% per annum payable entirely as PIK interest with a debt maturity date of September 8, 2021. No interest payments are required during the term of the loan.
9. Derivative Liability
Private Company Series AB Preferred Stock Warrants
On January 29, 2016, Valeritas, Inc. issued CRG warrants to acquire 16,000,000 shares of Series AB Preferred Stock of the private company at an exercise price of $1.25 with term of one year from the date of issuance. The warrants were accounted as derivative liability at fair value as the warrant for Series AB embodies a conditional obligation for the Company to repurchase its shares at a deemed liquidation event. With the cancellation of the Series AB shares in May, 2016, this derivative liability is no longer in existence.
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
Through April of 2016, CRG exercised warrants to acquire 5,620,600 shares of Series AB Preferred Stock of the private company (167,602 common shares of Valeritas, Holdings, Inc. post recapitalization) for gross proceeds of $7.0 million. The fair value of exercised warrants of $1.5 million was reclassified from derivative liability to additional paid in capital. On May 3, 2016, the Company canceled all outstanding warrants to acquire private company Series AB Preferred Stock. The remaining derivative liability balance of $3.0 million was reclassified from derivative liability to additional paid in capital upon cancellation of the unexercised warrants, and as such, this liability no longer exists.
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

The fair value of the warrants at September 30, 2017 and December 31, 2016 was estimated to be de minimis and $0.3 million, respectively, based on the Black-Scholes option pricing model. Key assumptions used to apply this model were as follows:

	May 3, 2016	December 31, 2016	September 30, 2017
Dividend yield	—	—	—
Expected volatility	80.0%	67.0%	69.0%
Risk-free rate of return	1.22%	1.93%	1.47%
Expected term (years)	5.0	4.3	3.6
Fair Value per share	$25.60	$21.36	$0.15

The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable-December 31, 2016	10,390	$40.00	4.3 years
Warrants issued in conjunction with public share offering	—	—
Warrants exercised	—	—
Outstanding and exercisable-September 30, 2017	10,390	$16.22	3.6 years

On March 28, 2017, the Company sold 5,250,000 shares of its common stock in an underwritten public offering, in which it received net proceeds of approximately $48.8 million. The offering price of $10 per share was less than the exercise price of the outstanding warrants. Pursuant to the terms of the warrants issued, the exercise price of those warrants was reduced as a result of the offering.
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
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017 or 2016. The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2017 and December 31, 2016 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value.

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	Fair Value as of September 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$2	—	—	$2

	Fair Value as of December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$222	—	—	$222
The Company's derivative liabilities are classified within Level 3 because they are valued with an option pricing model, where certain inputs to the model are unobservable and reflect the Company's assumptions as to what market participants would use. Refer to Note 9 - Derivative Liability for detail of the unobservable inputs used to value the warrants.

The following table presents the Company's liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2017:

(Dollars in Thousands)
Balance, December 31, 2016	$222
Decrease for fair value adjustment of warrant	(220)
Balance, September 30, 2017	$2

Changes in the fair value of warrants are recorded as Other income (expense) in the Statement of Operations.
11. Commitments and Contingencies
Operating Leases
The Company leases buildings in Shrewsbury, Massachusetts and Bridgewater, New Jersey and equipment under operating lease agreements, expiring in October 2017 and June 2023, respectively. In May 2017, the Company executed a lease agreement for office space in Marlborough, Massachusetts, expiring in 2024, which replaced the Shrewsbury, Massachusetts office space in October 2017. In addition to rental expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. The rental payments include the minimum rentals plus common area maintenance charges. The leases include renewal options. Rental expense under operating leases amounted to $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Rental expense under operating leases amounted to $1.5 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.
At September 30, 2017, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2017	$122
2018	344
2019	408
2020	417
2021	427
2022	436
2023	355
2024	34
Total	$2,543

Licensing Agreement
Pursuant to a formation agreement, dated as of August 22, 2006 (the Formation Agreement), BioValve and BTI Technologies Inc. (BTI), a wholly owned subsidiary of BioValve, contributed to Valeritas, LLC all of their right, title and interest in and to all of the assets, properties and rights of BioValve and BTI to the extent related to BioValve's drug delivery/medical device initiative, consisting of patents and equipment, hereafter referred to as the Device Assets.
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of September 30, 2017 and December 31, 2016, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in V-Go or any current products under development.

12. Stock-Based Compensation
Stock Options and Restricted Stock
Total stock-based compensation expense related to stock options and restricted stock was $1.6 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively. Total stock-based compensation expense related to stock options and restricted stock was $4.6 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
On March 7, 2016, the Company dissolved Valeritas Holdings, LLC. As a result of the dissolution, the 2008 Employee Equity Compensation Plan was terminated and all options outstanding thereunder were canceled. On May 3, 2016, the 2014 Employee Equity Compensation Plan (the "2014 Plan") was terminated and all options outstanding thereunder were canceled. The 2016 Employee Equity Compensation Plan (the "2016 Plan") was established concurrently with the 2016 Merger and reserved 2,116,004 shares for issuance under the plan. At September 30, 2017, an aggregate of 334,074 shares of the Company's common stock were available for issuance under this plan. The options generally vest over a period of three or four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the date the options begin to vest. The restricted stock awards vest on the first, second and third anniversaries of the original grant date or as of the sixth month anniversary of the date on which the Company's securities are listed on Nasdaq. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. The Company's securities achieved Nasdaq listing in March 2017, and as such the vesting period for restricted stock awards was accelerated to amortize the remaining costs over the following six months. On September 23, 2017, all restricted stock awards issued under the 2016 Plan vested. The fair value of the awards was determined based on the market value of the underlying stock price at the grant date.
Stock Options
2016 Employee Equity Compensation Plan Stock option activity for the nine months ended September 30, 2017 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	252,850	$40.18	9.41	$37
Granted	1,518,825	7.12	9.48	68
Forfeited / Canceled	(37,401)	13.86	—	—
Options outstanding at September 30, 2017	1,734,274	$11.80	9.37	$52
Vested and exercisable	398,087	$15.84	—	$2

Share based compensation expense related to options issued under the 2016 Plan was $1.2 million and $3.3 million for the three and nine months ended September 30, 2017, respectively. The weighted average grant date fair value of options granted under the 2016 plan during the three and nine months ended September 30, 2017 was $3.59 and $4.40, respectively. There have been no option exercises under the 2016 Plan. As of September 30, 2017 there remained $8.3 million of unrecognized share-based compensation expense related to unvested stock options issued under the 2016 Plan with a weighted average grant date fair value of 2.31 years.
The fair value of the options outstanding as of September 30, 2017 at the date of issuance was estimated to be $8.7 million, based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend yield	—	—	—	—
Expected volatility	69.2%	67.3%	69.0%	66.9%
Risk-free rate of return	1.96%	1.23%	2.05%	1.41%
Expected term (years)	6.18	5.82	5.81	6.12
Fair Value per share	$3.59	$3.17	$4.40	$3.07

Restricted Stock

During the second and third quarters of 2016, the Company issued restricted stock awards to employees and key consultants. The grants vest on the first, second and third anniversaries of the original grant date. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. On March 28, 2017, the Company's common shares were listed on the Nasdaq Capital Market. This event caused an acceleration of the vesting period for restricted stock awards. On September 23, 2017, all restricted stock awards, which were issued under the 2016 Plan, vested, which was six months from the date of the Company's listing on Nasdaq. Additional shares of restricted stock were issued to third party consultants during the nine months ended September 30, 2017 as compensation for services rendered to the Company. The shares vest upon completion of seven months in service to the Company.
The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be recognized as they occur. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest. Restricted stock award activity for the nine months ended September 30, 2017 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	48,637
Awards granted	30,000
Awards vested	(47,658)
Awards forfeited	(979)
Non-vested awards outstanding at September 30, 2017	30,000
Share based compensation related to restricted stock issued under the 2016 Plan was $0.4 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. The fair value of the remaining unvested awards on the date of issuance was estimated to be $0.1 million and a de minimis amount remains in unrecognized compensation related to these awards at September 30, 2017, which is to be recognized as an expense over a weighted average period of 0.34 years.

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

Shares of the Company's common stock will be offered for purchase under the ESPP through a series of successive offering periods. Each offering period will be comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant will be granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period. As of September 30, 2017, no purchase rights have been requested and no shares have been granted under the ESPP.
13. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note. Certain affiliates of WCAS are also common stock shareholders as of September 30, 2017. Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the WCAS Note. WCAS converted $2.1 million of outstanding interest into 1,660,530 shares of Series AB Preferred Stock, which was converted to 49,526 shares of common stock of the Company.
During the nine months ended September 30, 2016, CRG participated in additional Series AB financing as well as exercised its Series AB warrants to acquire additional 10,276,030 shares of private company Series AB Preferred Stock (314,761 shares of Valeritas Holdings, Inc. common stock after the 2016 Merger) of the Company for gross amount of $12.8 million. CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 256,744 shares of the Company’s common stock upon the 2016 Merger and all shares of the private company stock were canceled upon the 2016 Merger. Upon the closing of the 2016 Merger, the aggregate CRG shares of Series AB Preferred Stock were exchanged for 685,970 shares of common stock in the Company. CRG also took part in the Private Placement (as defined below), contributing an additional $20.0 million for 500,000 shares common stock of Valeritas Holdings. The aggregate amount of common stock of the company held by CRG upon closing of the 2016 Merger was 1,185,970.
During the nine months ended September 30, 2017, CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, into shares of 2,500,000 and 250,000 shares of the Company's Series A Preferred Stock, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company.
On March 28, 2017, CRG participated in an offering of common shares and acquired 4,000,000 shares for $40.0 million.
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

In February 2017, the Company’s board of directors approved a proposal for a reverse stock split in any ratio up to 1-for-10 of the Company’s common stock and an increase in the number of shares of preferred stock the Company is authorized to issue to 50,000,000. On March 8, 2017, the Company’s stockholders approved the proposal for a reverse stock split, and the Company’s board of directors subsequently adopted, an eight-to-one reverse stock split of the Company’s common stock and increased in the amount of shares of preferred stock the Company is authorized to issue to 50,000,000 shares. All share and per share numbers in these financial statements have been retrospectively adjusted to reflect the reverse stock split.
On March 28, 2017, the Company closed a public offering of 5,250,000 shares of common stock of Valeritas Holdings at a purchase price of $10.00 per share, for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering.
On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares. CRG and WCAS received 2,500,000 and 250,000 preferred shares, respectively.

On September 20, 2017, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, at the Company’s discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement (Refer to 8-K filing on September 22, 2017). The Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of the Company’s common stock per business day, up to $20.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The total number of shares of Common Stock that may be issued under the financing agreement with Aspire is 19.99% of the Company’s outstanding shares of Common Stock if the average price paid for all shares issued under the Purchase Agreement (including the Commitment Shares) is less than $3.10. This limitation can be exceeded if the average price paid for all shares issued under the Purchase Agreement remains above $3.10, or if shareholder approval is obtained to issue more than 19.99% of the Company’s outstanding shares. The Company must maintain the NASDAQ listing for its common stock and have its Registration Statement accepted by the SEC in order to sell shares under the Purchase Agreement. The minimum price at which the Company can sell shares under the Purchase Agreement is $1.00. The Company granted 125,000 shares to Aspire Capital as a commitment fee for the agreement. The Company has not issued any shares of its common stock to Aspire Capital under the Purchase Agreement, aside from the 125,000 shares that were issued to Aspire Capital as a commitment fee for entering into the Purchase Agreement. As of September 30, 2017, the Company has not exercised any purchase rights under the Purchase Agreement.

Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by the Company's Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the Company's capital stock entitled to vote.

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
15. Net Loss Per Share
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
During the nine months ended September 30, 2017, the Company issued 2,750,000 convertible preferred shares. Preferred shares hold no voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards were not included in the computation of weighted average common shares for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	1,734,274	236,600	1,734,274	236,600
Warrants	10,390	10,390	10,390	10,390
Restricted stock	30,000	49,437	30,000	49,437
Preferred Stock	2,750,000	—	2,750,000	—
Total	4,524,664	296,427	4,524,664	296,427

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC on February 21, 2017. The following discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in this Quarterly Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. See also the "Cautionary Note Regarding Forward-Looking Statements" set forth at the beginning of this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, the V-Go® Wearable Insulin Delivery Device, is a simple, wearable, basal-bolus insulin delivery device for adults with diabetes that enables patients to administer a continuous preset basal rate of insulin over 24 hours. It also provides discreet on-demand bolus dosing at mealtimes. It is the only non-electronic basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of Type 2 diabetes patients. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V- Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
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
On March 28, 2017, we completed a public offering whereby we sold 5,250,000 shares of our common stock at a public offering price of $10.00 per share, and received net proceeds of approximately $48.8 million.

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
On March 8, 2017, our stockholders approved, and our board of directors subsequently adopted, an eight-to-one reverse stock split of our common stock. All share and per share numbers in this Quarterly Report reflect the reverse stock split. On March 28, 2017, we sold 5,250,000 shares in an underwritten public offering, in which we received net proceeds of approximately $48.8 million.

2017 Third Quarter Executive Summary
In the third quarter of 2017 as compared to the third quarter of 2016, our revenue increased 4.2% to $5.1 million, our gross margin increased from 35.6% to 39.8%, and our net loss increased 15.5% to $10.6 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our new high-touch and high-service capital-efficient market strategy involves our sales force focusing on, and servicing, a smaller, more targeted number of high insulin volume prescribing physicians. Total and new prescriptions for the third quarter in our combined targeted accounts grew 15% and 21%, year-over-year, and this represented continued acceleration of growth from the prior quarter. Total and new filled prescriptions from these targeted physicians in our non-disrupted territories (defined as those in which we had the same representative in the same territory for at least six months) grew by 17% and 15%, respectively, in the three months ended September 30, 2017 compared with the same period in 2016. Given this early success in our non-disrupted territories, we increased the number of sales territories from 30 to 50 in the third quarter of 2017. Within our disrupted territories, (defined as those territories where the sales representative have been in place starting in April 2017 or less), total and new prescriptions grew by 10% and 34%, respectively, in the three months ended September 30, 2017 compared with the same period in 2016.

•
We have increased the gross margin for our product by creating manufacturing efficiencies and by implementing cost effective processes in our product development, as well as increasing our average gross selling price.

•	We have been [actively] developing our V-Go Link device and expect market introduction in the U.S. of the V-Go Link by the end of 2018.
In obtaining additional financing through our March 2017 public offering, we will look to invest in our new sales strategy, which should continue our revenue growth.

Financial Overview

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
We currently manufacture V-Go and the EZ Fill accessory in cleanrooms at a contract manufacturing organization, or CMO, in Southern China. We also have a relationship with a separate CMO that performs our final inspection and packaging functions. Any single-source components and suppliers are managed through our global supply chain operation. We continually work with our manufacturing CMO's to refine our manufacturing processes and production lines to improve efficiencies, reduce labor cost and leverage our overhead expenses. These improvements represent the primary drivers in the current year reduction in cost of goods sold per unit.
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
Additionally, we increased our investment in sales and marketing programs and materials used to drive our capital-efficient marketing initiatives, as well as the volume of sample products provided to patients. This overall growth in commercial spending is part of our strategic plan to expand our business operations.
Other Income (Expense)
Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our loan agreements with Capital Royalty Group, or CRG, and WCAS Capital Partners IV, L.P., or WCAS. The decrease in interest is expense is due to the restructuring and subsequent conversion of a significant portion of the debt. See "Indebtedness" below for more information.

The decrease in other income/expense (excluding the interest expense) in 2016 is primarily attributed to Valeritas’ issuance of Series AB Preferred Stock warrants accounted for as a derivative liability and the change in the fair value in accordance with the terms of the 2016 Merger. Warrants were accounted for as derivative liabilities due to containing an obligation to the issuer to transfer assets and liabilities regardless of the timing of the redemption feature or price, even though the underlying shares were classified as permanent equity.

Results of Operations
Results of Operations for the Three Months Ended September 30, 2017 and 2016
The following is a comparison of revenue and expense categories for the three months ended September 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Revenue, net	$5,065	$4,860	205	4.2
Cost of goods sold	3,048	3,132	(84)	(2.7)
Gross margin	2,017	1,728	289	16.7
Operating expense:
Research and development	1,861	1,188	673	56.6
Selling, general and administrative	10,020	7,997	2,023	25.3
Restructuring	—	198	(198)	(100.0)
Total operating expense	11,881	9,383	2,498	26.6
Operating loss	(9,864)	(7,655)	(2,209)	28.9
Other income (expense), net:
Other income	108	121	(13)	(10.7)
Interest expense, net	(876)	(1,596)	720	(45.1)
Change in fair value of derivatives	54	(27)	81	(300.0)
Total other income (expense), net	(714)	(1,502)	788	(52.5)
Net loss	$(10,578)	$(9,157)	(1,421)	15.5

Results of Operations for the Nine Months Ended September 30, 2017 and 2016
The following is a comparison of revenue and expense categories for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Revenue, net	$14,464	$14,754	(290)	(2.0)
Cost of goods sold	8,911	9,589	(678)	(7.1)
Gross margin	5,553	5,165	388	7.5
Operating expense:
Research and development	5,099	3,635	1,464	40.3
Selling, general and administrative	31,698	24,547	7,151	29.1
Restructuring	—	2,361	(2,361)	(100.0)
Total operating expense	36,797	30,543	6,254	20.5
Operating loss	(31,244)	(25,378)	(5,866)	23.1
Other income (expense), net:
Other expense	(187)	—	(187)	(100.0)
Other income	193	121	72	59.5
Interest expense, net	(3,348)	(10,602)	7,254	(68.4)
Change in fair value of derivatives	220	(662)	882	133.2
Total other income (expense), net	(3,122)	(11,143)	8,021	(72.0)
Net loss	$(34,366)	$(36,521)	2,155	5.9

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue, net
Revenue was $5.1 million for the three months ended September 30, 2017, compared to $4.9 million for the three months ended September 30, 2016, an increase of 4.2%. The increase was primarily due to our new high-touch and high-service capital-efficient market strategy, which involves our sales force focusing on and servicing a smaller, more targeted number of high insulin volume prescribing physicians. The increase was also due in part to a net price increase of 3% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The 3% net price increase was driven by 8.0% WAC price increases implemented during the three months ended December 31, 2016 and again in the three months ended September 30, 2017, which were offset by increased distribution fees and a higher patient mix through our managed care contracts.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $3.0 million for the three months ended September 30, 2017, compared to $3.1 million for the three months ended September 30, 2016, a decrease of $0.1 million. As a percentage of revenue, cost of goods sold decreased during the three months ended September 30, 2017 to approximately 60.2% from approximately 64.4% during the three months ended September 30, 2016.
Our gross profit as a percentage of revenues, or gross margin, for the three months ended September 30, 2017 was 39.8%, compared to 35.6% for the three months ended September 30, 2016. The increase in our gross margin was due to manufacturing efficiencies, implementation of cost-effective processes in our product development and the impact of our realized net price increase.
Research and Development Expense
Total research and development expenses was $1.9 million for the three months ended September 30, 2017, compared to $1.2 million for the three months ended September 30, 2016, an increase of $0.7 million. The increase was primarily due to an increased focus on and external expenditures related to the development of our V-Go Link device. We expect market introduction in the US of the V-Go Link by the end of 2018.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $10.0 million for the three months ended September 30, 2017, compared to $8.0 million for the three months ended September 30, 2016, an increase of $2.0 million. The increase was driven primarily by a planned increase in field sales headcount, as well as our increased investment in sales and marketing programs and materials used to drive our marketing initiatives. We also increased the volume of sample products provided through our commercial channel to help drive patient volumes through our increased territories. The overall expense increase was partially offset by lower stock compensation charges, driven by a $1.6 million charge in 2016 resulting from the cancellation of our stock option plans, as well as lower legal, accounting, and other non-commercial professional fees.
Other Income (Expense), net
Interest expense was $0.9 million for the three months ended September 30, 2017, compared to $1.6 million for the three months ended September 30, 2016, a decrease of $0.7 million. The decrease was primarily due to the restructuring of our term loan with CRG, or Term Loan, and the note payable with WCAS, or the WCAS Note, on both May 3, 2016 and March 28, 2017. The restructuring, which occurred on May 3, 2016 resulted in the conversion of all accrued interest and reduced the interest rates on both the Term Loan and WCAS Note. In connection with our March 2017 public offering, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted into shares of our Series A Preferred Stock.
There was a de minimis increase in the fair value of derivatives for the three months September 30, 2017, compared to a de minimis decrease for the three months ended September 30, 2016. The increase was due primarily to fluctuations in the period end valuations of our derivative liabilities.Specifically, the decrease that occurred during the three months ended ended September 30, 2016 is primarily attributable to Valeritas’ issuance of Series AB Preferred Stock warrants, which were accounted for as a derivative liability, and a change in the fair value of those warrants in accordance with the terms of the 2016 Merger. The warrants were accounted for as derivative liabilities because Valeritas was obligated to transfer assets and liabilities regardless of the timing of the redemption feature or price of the warrants issued, even though the shares underlying the warrants were classified as permanent equity.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue, net

Our revenue was $14.5 million for the nine months ended September 30, 2017, compared to $14.8 million for the nine months ended September 30, 2016, a decrease of $0.3 million. The decrease was primarily due to a decrease in our units sold, partially offset by an increase in our realized net price of 2.7%. The decrease in volume sold is the result of our transition to a high-touch and higher-service sales and marketing strategy in which the decrease in volume generated from accounts we no longer service offset the growth in volume from our targeted accounts.
Cost of Goods Sold and Gross Margin
Our cost of goods sold was $8.9 million for the nine months ended September 30, 2017, compared to approximately $9.6 million for the nine months ended September 30, 2016, a decrease of $0.7 million. As a percentage of revenue, cost of goods sold decreased during the nine months ended September 30, 2017 to approximately 61.6% from approximately 65.0% during the nine months ended September 30, 2016.
Our gross profit as a percentage of revenues, or gross margin, for the nine months ended September 30, 2017 was 38.4%, compared to 35.0% for the nine months ended September 30, 2016. The increase in our gross margin was due to manufacturing efficiencies, implementation of cost effective processes in our product development and the impact of our realized net price increase.
Research and Development Expense

Total research and development expenses was $5.1 million for the nine months ended September 30, 2017, compared to $3.6 million for the nine months ended September 30, 2016, an increase of $1.5 million. The increase was primarily due to share-based compensation within our research and development department and consulting fees related to the development of our V-Go Link device.
Selling, General and Administrative Expense

Our selling, general and administrative expenses were $31.7 million for the nine months ended September 30, 2017, compared to $24.5 million for the nine month period ended September 30, 2016, an increase of $7.2 million. The increase was primarily driven by our investment in expanding our field sales and commercial marketing teams and secondarily due to an increase in expenses related to our operation as a public company.
Other Income (Expense), net

Interest expense was $3.3 million for the nine months ended September 30, 2017, compared to $10.6 million for the nine months ended September 30, 2016, a decrease of $7.3 million. The decrease was driven by our 2017 debt restructuring, which included the conversion of a significant portion of our debt held by CRG and WCAS into shares of our Series A Preferred Stock, as referenced above, as well as a decrease in interest rates from 15% per annum to 11%, which occurred on May 3, 2016.
The $0.2 million increase in the fair value of derivatives during the nine months ended September 30, 2017, compared with the decrease in fair value of $0.7 million during the three months ended September 30, 2016 is due primarily to fluctuations in the period end valuations of our derivative liabilities. Specifically, the decrease during the three months ended September 30, 2016 is primarily attributed to Valeritas’ issuance of Series AB Preferred Stock warrants, which were accounted for as a derivative liability, and a change in the fair value of those warrants in accordance with the terms of the 2016 Merger. The warrants were accounted for as derivative liabilities because Valeritas was obligated to transfer assets and liabilities regardless of the timing of the redemption feature or price of the warrants issued, even though the shares underlying the warrants were classified as permanent equity.

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
We have incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2017, we had $34.1 million in cash and cash equivalents and an accumulated deficit of $459.0 million. Our restructured Term Loan includes a liquidity covenant whereby we must maintain a cash balance greater than $2.0 million. We believe that our cash balance and liquidity will be sufficient to satisfy our operating cash requirements for the twelve (12) months from the date of this report, including maintaining our liquidity covenant through that date. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses as well as our ability to obtain cash from the common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC ("Aspire Capital") that we entered into on September 20, 2017 (as described in Note 14). Under the Purchase Agreement, we may not sell more than 1,367,911 shares of our common stock to Aspire Capital, which is approximately 19.99% of our outstanding common stock as of September 20, 2017, unless either (i) the average price paid by Aspire Capital for all shares that we issue under the Purchase Agreement is equal to or greater than $3.10, or (ii) we obtain stockholder approval to issue greater than 1,367,911 shares. In addition, we may not issue shares to Aspire Capital for less than $1.00 per share. As described above, we are potentially limited in the amount that we may raise under the Purchase Agreement and, if the price of our common stock falls below $1.00 per share, we will be prohibited from issuing shares to Aspire Capital. As a result, we may never be able to raise capital under the Purchase Agreement.

Our continued operations beyond the next twelve (12) months will likely depend on our ability to raise additional capital aside from any potential proceeds we receive under the Purchase Agreement. There can be no assurances that we will actually be able to raise additional capital or that it additional financing will be available on acceptable terms, or at all.
Historically, our sources of cash have included private placement of equity securities, debt arrangements, and cash generated from operations, primarily from the collection of accounts receivable resulting from sales. In March 2017, we completed an underwritten public offering with net proceeds of $48.8 million, net of underwriting expenses and discounts.

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(24,290)	$(23,987)
Investing activities	(248)	(50)
Financing activities	48,757	36,777
Total	$24,219	$12,740
Operating Activities
The slight increase in net cash used in operating activities for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily associated with the use of net working capital from our March 2017 public offering to support our increase in the field sales force. The increase was offset by significantly lower cost of goods sold.
Investing Activities
Net cash provided by and used in investing activities for the nine months ended September 30, 2017 and 2016, respectively, was primarily related to purchases of capital equipment for our production lines. The use of cash in both 2017 and 2016 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years. Additionally, in 2017, we sold some of our property and equipment as a result of the change in our overall operational strategy and plan. We do not expect to have significant investing activity in the next 12 months.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was the result of gross proceeds from our March 2017 public offering, which raised net proceeds of $48.8 million. Net cash provided by financing activities for the nine months ended September 30, 2016 was the result of gross proceeds from our common stock offering, which raised $25.4 million, our Series AB Preferred Stock financing round, which raised $5.8 million and the exercise of Series AB warrants of $7.4 million.

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
Concurrently with the closing of the 2016 Merger on May 3, 2016, we restructured our Term Loan and executed an agreement to have the forbearance agreement terminated and all existing defaults permanently waived. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of Valeritas’ private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 2,053,959 of our common stock upon the 2016 Merger and all private company common shares were canceled. The principal balance was restated as $50.0 million with interest charged at 11% per annum, which is payment-in-kind, or PIK, interest through June 30, 2018 and then both PIK and cash interest thereafter. Through December 31, 2016, we recognized $7.8 million in PIK interest. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which were set to commence on June 30, 2018, but have been adjusted to commence on June 30, 2019. The amended repayment of principal on amounts borrowed under the Term Loan is scheduled to be completed on March 31, 2022. We may, in our discretion, repay the revised loan in whole or in part without any penalty or prepayment fees.
On February 9, 2017, we entered into an agreement with CRG to, among other things, reduce the amount required by the liquidity covenant that we maintain a cash balance greater than $5.0 million to $2.0 million. The minimum cash balance covenant would however, revert back to $5.0 million if we were not able to consummate an underwritten public offering with gross proceeds of at least $40.0 million prior to December 31, 2017. We subsequently satisfied this condition upon the closing of our March 2017 public offering, in which we received gross proceeds of approximately $52.5 million. Additionally, in accordance with an agreement we entered into with CRG and WCAS in February 2017, an aggregate of $27.5 million of the outstanding debt held by each of them was converted upon the closing of our March 2017 public offering into 2,750,000 shares of our newly-created Series A Preferred Stock, at a conversion price as set forth in the executed definitive documents.

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

Contractual Obligations
The following summarizes our significant contractual obligations as of September 30, 2017:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	$3,534	$3,534	$—	$—	$—
Operating lease obligations(2)	2,543	366	820	858	499
Senior secured debt(3)	32,028	—	4,696	27,332	—
Other Note Payable(4)	3,127	—	—	3,127	—
Total	$41,232	$3,900	$5,516	$31,317	$499

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.

(2)	Represents operating lease commitments for office and manufacturing space in Shrewsbury, Massachusetts, Bridgewater, New Jersey and Marlborough, Massachusetts.

(3)	Represents Term Loan agreement with Capital Royalty Partners for $25.0 million, including accrued interest through September 30, 2017.

(4)	Represents a $2.5 million Other Note Payable to WCAS Capital Partners IV, L.P., including accrued interest through September 30, 2017.

Related Party Transactions
We transact business with certain parties related to us, primarily with key stakeholders with the intent of managing working capital through additional debt or equity financing.
During the nine months ended September 30, 2017, CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, to 2,500,000 and 250,000 shares of our Series A Preferred Stock, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity because CRG and WCAS are also two of our shareholders. Concurrent with the debt conversion, we capitalized a de minimis amount of issuance costs.
During the nine months ended September 30, 2017, CRG participated in our March 2017 public offering, through which CRG acquired 4,000,000 shares of our common stock for an aggregate purchase price of $40.0 million.
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
Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, prompt pay discounts, and co-pay card redemptions, all of which are established at the time of sale. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

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
We are currently unable to reasonably estimate future returns due to lack of sufficient historical return data for V-Go. Accordingly, we invoice our customers, record deferred revenue equal to the gross invoice sales price less estimated cash discounts and distribution fees, and record a related deferred cost of goods sold. We defer recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which is once we receive evidence that the product has been distributed to patients based on our analysis of third-party information. When we believe we have sufficient historical data to develop reasonable estimates of expected returns based upon historical returns, we plan to recognize product sales upon shipment to wholesalers and medical supply distributors. We have determined that, starting January 1, 2018, we will estimate the variable consideration associated with the right of return and will recognize revenue at the point of sale, as opposed to recognizing revenue according to the sell through model, which we are currently using. We have also determined that we will adopt the modified retrospective approach for adoption. We have determined that adoption of Accounting Standards Update, or ASU, 2014-09 will impact the net revenue recognized as there will be reserves for returns.
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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There have been no impairment charges recorded during the three or nine month periods ended September 30, 2017 or 2016.
Share-Based Compensation

Effective January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was applied retroactively effective December 31, 2016, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to 2017.

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
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined by applicable SEC regulations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
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
Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year to those years beginning after December 15, 2017.  In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing.  Although the Company is currently evaluating the impact of adopting ASU 2014‑09 and ASU 2016-10, it will estimate the variable consideration associated with the right of return and will recognize revenue at the point of sale, as opposed to recognizing revenue according to the sell through model, which it is currently using. The Company has also determined that it will adopt the modified retrospective approach for adoption. The Company does not believe that adoption will have a material impact on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2017. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls at December 31, 2016, management concluded that our disclosure controls and procedures were not effective.

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
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first nine months of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

Although we are not required to include risk factors in our Quarterly Report on Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to the risk factors as listed in our Annual Report on Form 10-K, filed with the SEC on February 21, 2017.
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
As of September 30, 2017, we had $34.1 million in cash and cash equivalents and an accumulated deficit of $459.0 million. To date, we have financed our operations primarily through sales of our preferred stock, debt financings and limited sales of our product. We entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, at the Company’s discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement.We have devoted substantially all of our resources to the research, development and engineering of our product, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our Annual Reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an "accelerated filer" or a "large accelerated filer," and no longer an "emerging growth company," our independent registered public accounting firm will have to attest to and report on management's assessment of the effectiveness of such internal control over financial reporting. As a result of the consummation of the merger with Valeritas, Inc. completed on May 3, 2016, we have implemented a new management team. Our new management has not yet conducted a formal evaluation of our internal control over financial reporting and has not been able to make an assessment on whether the internal controls over financial reporting are effective. Based upon the last evaluation conducted as of September 30, 2017, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.
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
We will have broad discretion in how we use the net proceeds from our March 2017 public offering and future public offerings under the Purchase Agreement, if any. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.
We will have considerable discretion in the application of the net proceeds from our March 2017 public offering and future public offerings under the Purchase Agreement, if any. We intend to use the majority of the net proceeds from our March 2017 public offering and future public offerings under the Purchase Agreement, if any, to continue implementing our sales strategy, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our March 2017 public offering and future public offerings under the Purchase Agreement, if any. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our March 2017 public offering future public offerings under the Purchase Agreement, if any, in a manner that does not produce income or that loses value.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of March 2017 Public Offering Proceeds
On March 22, 2017, our registration statement on Form S-1 (File No. 333-215897) for our March 2017 public offering was declared effective by the Securities and Exchange Commission, or SEC. On March 28, 2017, we completed our March 2017 public offering whereby we sold 5,250,000 shares of common stock, at a public offering price of $10.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $48.8 million after deducting the underwriting discounts and commissions and offering expenses paid by us.
As of September 30, 2017, we have used $14.7 million of our net proceeds from our March 2017 public offering.
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

On September 20, 2017, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, at the our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. We have the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of our common stock per business day, up to $20.0 million of our common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of the lowest sale price of our common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. We granted 125,000 shares to Aspire Capital as a commitment fee for the agreement. The minimum price at which we can sell shares under the Purchase Agreement is $1.00. We have not issued any shares of our common stock to Aspire Capital under the Purchase Agreement, aside from the 125,000 shares that were issued to Aspire Capital as a commitment fee for entering into the Purchase Agreement.

Item 6.     Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

4.1
Registration Rights Agreement, dated September 20, 2017,between the Registrant and Aspire Capital Fund, LLC. (Incorporated by reference, Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38038), filed September 22, 2017).

10.1
Amendment to the Registrant's 2016 Equity Incentive Plan. (Incorporated by reference, Exhibit 10.8.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-220801), filed October 4, 2017).

10.2
Common Stock Purchase Agreement, dated September 20, 2017, between the Registrant and Aspire Capital Fund, LLC. (Incorporated by reference, Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38038), filed September 22, 2017).

31.1*
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017.

31.2*
Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, (ii) Condensed Consolidated Statements of Financial Position at September 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statement of Shareholders' Equity at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 8, 2017