Form 10-K
period 2017-12-31
Valeritas Holdings Inc.
filed 2018-02-28
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File No. 001-38038

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,999,881. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of February 26, 2018 was 7,007,782.
Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

VALERITAS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Plan of Operations”, and “Business”. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable new products, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.
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

ii

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

iii

PART I
Item 1. Business
About this Annual Report
On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, by and among Valeritas Holdings, Inc., a Delaware Corporation, Valeritas Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of Valeritas Holdings, Inc., or the Acquisition Subsidiary, and Valeritas, Inc., a Delaware Corporation, Acquisition Subsidiary was merged with and into Valeritas, with Valeritas surviving as a direct wholly-owned subsidiary of Valeritas Holdings, Inc., or the 2016 Merger. Immediately prior to the 2016 Merger, all shares of common stock, Series D Preferred Stock, Series AA Preferred Stock, and shares underlying common stock options and shares underlying the warrants of Valeritas, the private company, were canceled without consideration. Concurrent with the 2016 Merger, the shares of Valeritas private company Series AB Preferred Stock were canceled and each share of private company Series AB Preferred Stock of Valeritas was replaced with 0.02982 shares of common stock of Valeritas Holdings, Inc.
Upon the closing of the 2016 Merger, under the terms of a split-off agreement and a general release agreement, Valeritas Holdings, Inc. transferred all of its pre-2016 Merger operating assets and liabilities to its wholly owned special purpose subsidiary, or the Split-Off Subsidiary, and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-2016 Merger majority stockholder of Valeritas Holdings, Inc., or the Split-Off, in consideration of and in exchange for (i) the surrender and cancellation of 5,060,750 shares of Valeritas Holdings, Inc. common stock held by such stockholder (which will be cancelled and will resume the status of authorized but unissued shares of Valeritas Holdings, Inc. common stock) and (ii) certain representations, covenants and indemnities.
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
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, V-Go® Wearable Insulin Delivery device, is a simple, affordable, all-in-one basal-bolus insulin delivery option for patients with type 2 diabetes that is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and it provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of type 2 diabetes patients.
V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
We currently focus on the treatment of patients with type 2 diabetes—a pervasive and costly disease that, according to the 2017 National Diabetes Statistics Report released by the U.S. Centers for Disease Control and Prevention, or CDC, currently affects 90% to 95% of the approximately 23 million U.S. adults diagnosed with diabetes. The CDC estimates that the combined direct medical and drug costs and indirect lost productivity costs of diabetes in the United States in 2012 were approximately $245 billion annually. We believe the majority of the 12.6 million U.S. adults treating their type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from the innovative approach of V-Go to manage type 2 diabetes.
Our primary market consists of approximately 5.6 million of these patients who currently take insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population represents a $16.5 billion annual U.S. market when applying the annual wholesale acquisition cost, or WAC, of V-Go to the 4.5 million patients not achieving glycemic control. WAC is the gross price paid by wholesalers and does not take into account fees, discounts, and rebates from us.

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
We commenced commercial sales of V-Go in the United States during 2012. During the first half of 2012, we initiated an Early Access Program to provide a limited number of physicians with free V-Go products for patients and began shipments to major wholesalers in anticipation of commercial launch. In the second half of 2012, we began hiring sales representatives in selected U.S. markets. In February 2016, we underwent a reduction-in-force of our sales representatives to focus our resources on prioritized higher-volume territories. At the end of 2017 and 2016, our field-based sales team consisted of 50 and 37 sales representatives, respectively and covered 50 and 37 territories, respectively, primarily within the East, South, Midwest and Southwest regions of the United States. We currently have 49 sales representatives.
Our net loss was $49.3 million and $46.4 million for the years ended December 31, 2017 and 2016, respectively. Our accumulated deficit as of December 31, 2017 and 2016 was $473.9 million and $424.2 million, respectively. Based on prescription data, we estimate that there were approximately 88,000 and 90,000 prescriptions reported for V-Go filled during both the years ended December 31, 2017 and 2016. Refill prescriptions account for slightly more than two-thirds of our total prescriptions, and generally move in parallel with our patient retention rates, so can be used as a proxy to determine patient retention. We estimate that as of December 31, 2017, V-Go had been used for over 14 million cumulative patient days with over 14 million V-Go’s dispensed to patients.
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

In 2017, the CDC estimated that 30.3 million people or 9.4% of the population in the United States have diabetes while only 23.1 million people have been formally diagnosed with the disease by a medical professional based on data from 2015. The percentage of adults with diabetes increased with age, reaching a high of 25.2% among those aged 65 years or older. The CDC further estimates that 84.1 million Americans over the age of 18 had “pre-diabetes,” in 2015, which means a higher than normal blood glucose level that, without intervention, is likely to result in type 2 diabetes within 10 years. In 2015, an additional 1.5 million individuals in the United States were diagnosed with diabetes, according to the CDC. More than half of these new cases were among adults aged 45 to 64 years. The CDC estimated the total cost burden of diagnosed diabetes of both types in the United States in 2012 to be $245 billion annually, which includes direct medical costs of $176 billion. Current diabetes forecasts report the prevalence of diabetes will increase by 54% to more than 54.9 million Americans between 2015 and 2030; and total annual medical and societal costs related to diabetes will increase 53% to more than $622 billion by 2030.
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
Illustrative type 2 Diabetes Treatment Progression

At the time of this report, there were approximately 12.6 million patients with type 2 diabetes in the United States, of which approximately 5.6 million patients were prescribed insulin. Our near-term target market consists of the up to 4.5 million patients in this group who may not be achieving the recommended target blood glucose goal (A1C <7%). Of these patients, nearly 3.0 million have an A1C greater than or equal to 8%. In addition, of the remaining approximately 7.0 million U.S. adults with type 2 diabetes who do not inject insulin, we believe those who are treating their diabetes with more than one OAD per day and/or an injectable GLP-1 diabetes medicine other than insulin can also benefit from the innovative approach of V-Go to manage type 2 diabetes.

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

•
basal insulin provides approximately 50% of the daily insulin requirement—insulin is released regularly over 24 hours to control blood glucose—however, this nearly constant rate of insulin release is inadequate to treat post-mealtime glucose excursions (the change in blood glucose concentration from before to after a meal); and

•
bolus insulin provides the remaining, approximately 50%, of the daily insulin requirement and is released in response to food intake or a meal to control post-mealtime hyperglycemia—the exaggerated rise in blood glucose following a meal.

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
We believe V-Go is appealing to healthcare providers and patients because it combines the benefits of physiologic basal-bolus therapy with the convenience of a once-daily injection using just one type of insulin and a smaller amount of it compared to conventional injection (i.e. syringes or pens). Our internal studies indicate that these characteristics help support patient compliance with basal-bolus regimens, thereby improving glycemic control (lowers A1c). We also believe V-Go is an attractive option because it is discreet and simple to operate, yet mimics the body’s normal physiologic pattern of insulin delivery without the inconvenience associated with syringes and pens or the complexities associated with programmable pumps.
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
Simple, Effective and Innovative Approach to Insulin-Based Diabetes Management
V-Go utilizes our proprietary h-Patch drug delivery technology to enable patients to closely mimic the body’s normal physiologic pattern of insulin delivery by delivering a single type of insulin at a predictable and continuous preset basal rate over a 24-hour period and providing convenient and discreet on-demand bolus dosing at mealtimes. We believe V-Go is a simple and effective approach to insulin therapy and facilitates patient adherence to basal-bolus insulin regimens, which leads to better patient results. In a series of clinical studies examining patients with diabetes using V-Go, clinically relevant reductions in A1C levels were observed after switching to or initiating V-Go therapy, as well as reductions in the prescribed total daily insulin dose. These findings are summarized in the following figure and are described in more detail under “—Extensive Clinical Evidence Demonstrating Results.”

V-GoAL1
SIMPLE2
VALIDATE 13
EVIDENT4
NEFEDA5
Jones6
UPP7
UMASS8
Ray9
Baseline
9.9% N=169 Up to 4 mos
8.8% N=87 3 months
9.6% N=204 ~ 7 months
9.7% N=84 ~8 months
9.7% N= 83 ~ 5 months
9.1% N=69 Up to 1 yr ‡
8.8% N=23 3 months
10.7% N=14 3 months
8.9% N=26 3 months
Change in A1C
-0.9
-0.7*
-1.8*
-1.4
-1.6
-0.8
-1.2
-2.4
-1.6
Insulin Change
▼ 24%
▼ 18%
▼41%†
▼ 7%
▼ 22%10
▼ 20%
▼ 13%
▼ 46%
▼ 32%

Baseline Insulin Dose U/day: V-GoAL-71, SIMPLE-62, VALIDATE 1-99, EVIDENT-67, NEFEDA-86, Jones-76, UPP-49, UMASS-119 and Ray-74

*A1C change reported using least square means. †Insulin change reported based on comparison to prescribed upper limit at baseline. ‡Duration varied by patient.

1. Abbott et al. Oral Presentation presented at ADA, June 2017. **2.** Grunberger G, et al. Poster presented at ADA, June 2013. **3**. Lajara R, et al. *Diabetes Therapy*. 2015;6(4):531-545. **4.** Harrison C, et al. Poster presented at AACE, May 2017. **5**. Sutton D, et al. Poster presented at ADA, June 2016. **6.** Sink J, et al Poster Presented at Diabetes Technology Meeting, Nov. 2014. **7.** Rosenfeld CR, et al. *Endocr Pract*. 2012;18(5):660-667. **8.** Omer A, et al. Poster presented at ADA, June 2013. **9** Ray R, et al. Abstract published ADA, June 2015. **10**. Data on file, Valeritas. Inc.

V-GoAL = randomized prospective pragmatic clinical trial. SIMPLE = prospective observational study. VALIDATE 1
= retrospective study. EVIDENT = retrospective analysis. NEFEDA = Northeast Florida Endocrine and Diabetes
Associates retrospective database analysis. Jones = The Jones Center for Diabetes & Endocrine Wellness retrospective clinical analysis. UPP = User Preference Program. UMASS = University of Massachusetts third party observational case series. Ray = retrospective analysis of clinical data.
User-Friendly Design
In addition to its small size and dosage versatility, V-Go offers many additional user-friendly features designed to treat and improve the quality of life of patients with type 2 diabetes requiring insulin, including:

•	using a single fast-acting insulin, such as Humalog® or NovoLog®, rather than a combination of multiple types or premixed insulin;

•	not requiring patients to carry syringes, pens or other supplies for mealtime bolus dosing;

•	offering the convenience of pressing buttons for on-demand bolus dosing through clothing;

•	allowing patients to easily maintain their daily routines and activities, including showering, exercising and sleeping;

•	only requiring application of a new V-Go every 24 hours, which offers patients the flexibility to selectively choose an application site that best suits the day’s activities; and

•	not burdening patients with the complexities associated with learning to use an electronic device or programming a pump.
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
Another consideration is out-of-pocket costs for patients with different diabetes regimens. Pharmacy formularies are separated into multiple tiers, of which Tier 2 and Tier 3 are most applicable to the V-Go. Tier 1 products are the lowest cost tier of prescription products, which mainly consists of generic drugs; Tier 2 products are generally preferred brand name products, for which co-pays are more than Tier 1; and Tier 3 consists mainly of non-preferred brand name products, which are more expensive than Tier 2. We believe that patient costs can be neutral when switching from basal-bolus insulin pen therapy to V-Go therapy. As every payor and every employer plan within a payor has their own co-pay structure, we reached this conclusion by utilizing national averages provided by a national employer health benefits survey conducted in 2014 by Kaiser Permanente to make comparisons. We estimated co-pays for insulin pens and pen needles to be $73 per month, which assumes national Tier 2 co-pay equal to $31 for each pen box and $11 for pen needles. The V-Go co-pay can be $31 for Tier 2 or $53 for Tier 3 for a month supply, depending on which formulary Tier it is assigned to. Insulin vials for V-Go would be similar to insulin pens at $31 per month. Therefore, expected monthly co-pay for V-Go can be $62 when in Tier 2 or $84 when in Tier 3, which is essentially cost neutral to patients.
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
Extensive Clinical Evidence Demonstrating Results
The V-Go solution to type 2 diabetes management is focused both on A1C management and on providing patients the requisite support to achieve their goal of improved health. We and others have conducted several studies, analyses and research surveys to evaluate the role of V-Go in A1C management. These studies include prospective studies, user preference studies, retrospective analyses of diabetic patient’s electronic medical records and patient and physician surveys. The results of these studies and analyses are described below.
UPP: User Preference Program
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
V-GoAL: A Randomized Prospective Pragmatic Clinical Trial to Compare the Real-World Use of V-Go in Type 2 Diabetes Patients to Standard Treatment Optimization

In collaboration with HealthCore Inc., we conducted a randomized, observational, prospective trial to assess the effectiveness of V-Go compared with standard treatment optimization, or STO in adult patients with T2DM treated with insulin with or without concomitant anti-hyperglycemic medications in the United States in a real-world, community-based practice setting. Participating clinics were randomized to enroll patients to insulin delivery with V-Go or to optimize standard of care for up to 4 months. Patients in the V-Go group discontinued all other insulin therapy and patients in the STO group could add and/or change diabetes-related therapy to improve treatment. The primary endpoint was change in A1C from baseline to the end of study.

The analysis population consisted of 169 V-Go patients and 246 STO patients from 52 clinical sites. Baseline A1C ranged from 7.9% to 14.2% with a mean A1C of 9.9% in the V-Go group and 9.3% in the STO group. The mean insulin total daily dose or TDD at baseline was not significantly different between groups (V-Go 71 units/day vs STO of 72 units/day). Both groups demonstrated significant reductions in A1C from baseline with those in the V-Go group demonstrating significantly greater A1C reductions when compared to STO (V-Go=0.9% vs. STO=0.5%).

SIMPLE Study: A Prospective Clinical Trial to Evaluate Effectiveness of V-Go Across Multiple Centers
We conducted a multicenter prospective clinical trial of 89 patients to evaluate the effectiveness of V-Go for patients with diabetes in a real-world setting. Findings from this study have been presented in past years at the American Diabetes Association and American Association of Clinical Endocrinologists Annual Scientific Congresses. The primary objective was to compare changes of average glycemic control as measured by A1C from baseline to the end of V-Go use. Patients with type 2 diabetes who were administering one or more insulin injections per day and not meeting target A1C control of less than 7% were included in the study. The patient types included in this trial were:

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
A1C levels in the overall population (n=89) decreased from 8.8% at baseline to 8.1% at month three, representing a statistically significant reduction of 0.7% with a p-value less than 0.0001. A1C levels were not available for two of the 89 patients at 3 months, therefore the statistical analysis is based on repeated measures for 87 patients.
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
VALIDATE 1: Use of the V-Go Insulin Delivery Device in Patients with Sub-optimally Controlled Diabetes Mellitus

A study was initiated by Lajara et al. in 2014 to evaluate the effect of switching patients with sub-optimally controlled diabetes to V-Go. The study was conducted as a retrospective review of the EMR database for Diabetes America, a specialized diabetes comprehensive care clinic setting which includes 13 centers located across major metropolitan areas of Texas. Patients were prescribed V-Go by health care providers as part of their standard clinical practice with the goal of improving A1C levels. The primary endpoint was change in A1C from baseline. Secondary endpoints included change in insulin dose, body weight, and hypoglycemic events.

The mean time from start of V-Go to the first follow-up visit was 13.87 ± 6.14 weeks and the mean time to the second follow-up visit was 26.86 ± 8.96 weeks. Results will therefore be presented for 14-week and 27-week visits. Of 245 eligible patients based on inclusion criteria, 204 were included in the analysis population.

The distribution of A1C values for the study population was compared to baseline for each follow-up A1C time point in the figure below. On V-Go, the A1C distribution curve has narrowed and progressively shifted to the left, representing a reduction in variability and lower A1C values. We did not commission Diabetes Centers of America to conduct this study.

Change in A1C Distribution: Improved A1C across the Entire Population
Change in A1C distribution. A1C data are arithmetic means at baseline (week 0) compared to first recorded A1C on V-Go (14 week mean) and second recorded A1C on V-Go (27 week mean). Curves represent the A1C distribution of patients for each time point based on available data.
EVIDENT: Impact of Utilizing a Novel Insulin Delivery Device in Patients with Type 2 Diabetes

In 2016, Harrison et al. conducted a retrospective analysis to evaluate the clinical impact of switching insulin delivery from an insulin pen or syringe to V-Go in patients with diabetes. EMR were used to identify patients based on predetermined criteria. Insulin TDD, A1C, self-monitored glucose or SMBG logs and weight were collected at baseline and at each follow-up visit. Data analysis was conducted for all patients and was stratified based on prescribed insulin injections/day at baseline and insulin TDD.
After a mean of 15 and 34 weeks of therapy, A1C results were available for 103 and 84 patients, respectively. Prior to switching to V-Go, 85% of the patients were prescribed ≥ 2 insulin injections/day. At 15 and 34 weeks, significant reductions in A1C were observed (-1.4% compared to baseline; p<0.0001) at both time points. We did not commission Harrison et al. to conduct this study.

NEFEDA: Northeast Florida Endocrine and Diabetes Associates Clinical Evaluation
In 2015, we provided an educational grant to a large specialty clinical practice in Northeast Florida to conduct a retrospective analysis to evaluate the impact on glycemic control of switching to V-Go for patients with diabetes that were sub-optimally controlled. Ninety-five patients were evaluated with one follow-up visit, 83 patients with two follow-up visits, and 68 patients had a third visit in this cross sectional analysis after initiating V-Go. Duration of V-Go use was approximately two, five and nine months for the first, second and third follow-up visits. The baseline A1C was 9.7%. Statistically significant A1C reductions from baselines were seen at each of the three follow-up office visits. After five months of V-Go use, a reduction in A1C of 1.6% (p<0.001) was observed. For the 65 patients previously administering insulin at baseline, a substantial reduction in total daily insulin from baseline was also observed at all three follow-up visits. Insulin was reduced from 86 to 67 units/day (p<0.001) in the 65 patients administering insulin at baseline after five months of V-Go use based on insulin doses. There was no change in the incidence of hypoglycemia reported compared to baseline. These results were published and presented at the 76th Scientific Sessions of the American Diabetes Association in June 2016 by Sutton et al. We did not commission NEFEDA to conduct this study.
UMASS: The University of Massachusetts Clinical Evaluation
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
Jones: The Jones Center for Diabetes & Endocrine Wellness Clinical Evaluation
A retrospective clinical analysis was conducted to evaluate the clinical experience with V-Go in 91 patients treated at the Jones Center for Diabetes and Endocrine Wellness, a specialized diabetes care clinic. Using electronic medical records, clinical data was collected at V-Go initiation and up to one year of follow-up. Prior to V-Go initiation, 39.6% of patients were prescribed only insulin and 58.2% were prescribed combination therapy that included insulin. Of the 86 patients with type 2 diabetes, 69 patients, or 80%, had at least one follow-up visit. Mean baseline A1C in this group was 9.1% at baseline and 8.3% at follow-up for an average improvement in A1C of 0.8% (not tested for statistical significance). The mean total daily dose of insulin at baseline was 76 units and decreased to 61 units, a 20% (not tested for statistical significance) reduction, on V-Go. These results were also published and presented in the Journal of Diabetes Science and Technology. We did not commission the Jones Center to conduct this study.
Ray: Clinical Outcomes from a Diabetes Specialty Center

The objective of this analysis was to assess whether introducing V-Go in patients requiring insulin therapy can improve glycemic control. In 2014, Ray et al. conducted a retrospective analysis using data from electronic medical records at an endocrine practice based in Ohio and Michigan. The analysis evaluated changes in diabetes efficacy and safety parameters pre- and post V-Go initiation. A total of 26 patients met the prespecified inclusion and exclusion criteria. Twenty patients (77%) were on multiple daily insulin injections (MDI) +/- oral anti-hyperglycemic drugs or OADs prior to V-Go initiation. Six patients were on basal insulin injections +/-OADs. Mean daily basal insulin dose prior to V-Go was 60 units/day and bolus insulin dose was 19 units/day. TDD was 74 units/day. Baseline A1C was 8.9%. After 3 months of V-Go use the TDD was approximately 50 units/day (28.6 basal and 21 bolus). Mean A1C significantly improved to 7.3% (range 6.3-8.8%) and weight stable at 224 lbs. We did not commission Rebecca Ray to conduct this study.
Clinical Evidence Summaries
Across these multiple peer-reviewed and published clinical trials, analyses and surveys using both prospective and retrospective study designs, switching patients who had suboptimal glycemic control to V-Go for insulin delivery resulted in statistically significant improvements in A1C, with A1C reductions ranging from 0.7% to 2.4%, depending on the patient population. Moreover, across this body of evidence, switching patients who had suboptimal glycemic control to V-Go for insulin delivery resulted in with less insulin being used. Daily insulin dose reductions ranged from 7% to 46%, depending on the study and influenced by the amount of insulin patients were prescribed prior to using V-Go. Currently, clinical evidence in support of V-Go has been disclosed across 11 publications and 44 poster presentations and represents clinical experience in > 1000 patients with diabetes.

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
V-Go Wearable Insulin Delivery Device
V-Go is a wearable insulin delivery device for basal-bolus therapy that deploys our innovative proprietary h-Patch technology. Unlike programmable insulin pumps, V-Go is a small, discreet, daily-disposable insulin delivery device that operates without electronics, batteries, infusion sets or programming. V-Go measures just 2.4 inches wide by 1.3 inches long by 0.5 inches thick and weighs approximately one ounce when filled with insulin.
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
The hydraulic approach of our h-Patch technology can be used to deliver constant basal or on-demand bolus dosing of any drug than can be delivered subcutaneously. We believe it combines the user advantages of transdermal patches with the accuracy and flexibility of conventional electronic pumps. Once activated, our h-Patch device places a custom-formulated viscous fluid under pressure, which is separately compartmentalized and therefore designed not to come into contact with the active drug. Once pressurized, the fluid is forced through a flow restrictor that is designed to control the flow rate. After passing through the flow restrictor, the viscous fluid couples with and moves a piston in a cartridge that contains active drug. The viscous fluid continually pushes the piston, dispensing the drug at the prescribed preset basal rate through a needle into the patient’s subcutaneous tissue. Bolus delivery on demand is similarly driven by viscous fluid dispensed from a separate side chamber, which allows a patient to dispense active drug in two unit increments through a user-activated bolus button. Our h-Patch basal drug delivery technology results in a simple, yet innovative, device that operates without complex controls or an infusion set.
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
We are in the later stages of developing V-Go Link, which we intend to feature one-way communication to glucose meters and smart devices such as phones and tablets through RF/Bluetooth technology. We intend V-Go Link to provide real-time tracking information of basal and bolus dosing utilization, allowing patients and their healthcare professionals to have a deeper understanding of their current dosing habits. We believe access to this technology could increase patient adherence and could be used as a diagnostic tool to make treatment adjustments.
Our Strategy
Our long term goal is to significantly expand and further penetrate the type 2 diabetes market and become a leading provider of simple-to-use insulin delivery devices designed for basal-bolus insulin therapy.
In 2016, we made a significant adjustment in our commercialization strategy by shifting from aggressively expanding sales representative headcount to focusing on fewer high—volume insulin prescribers and on maximizing our sales and marketing infrastructure’s frequency of interactions and contact points and methods with high-prescribing physicians. We estimate our current sales force structure can directly focus on approximately 1,000 prescribers. This restructuring reduced our monthly cash burn rate significantly and resulted in a business plan that is more capital efficient. Specifically, in February 2016, we reduced headcount and expenses and reduced the number of sales territories staffed by field sales professionals to 28 while at the same time increasing the level of resources in each of these prioritized markets to drive demand.
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

Our short-term business strategies include the following:
We intend to continue to focus the majority of our resources towards the prioritized markets through the use of sales professionals, inside sales, peer-to-peer programs, targeted direct-to-patient promotions, customer care and additional multi-channel promotional services. Some examples of multi-channel promotion include direct mail, search engine optimization, peer-to-peer email, and other forms of advertising. We intend to optimize our customer acquisition, conversion and retention programs by focusing all our resources. We believe this should allow us to significantly increase our promotional efforts on a per-territory basis, which will allow us to grow these markets. In addition, we plan to improve on and leverage our patient programs such as V-Go life, patient forums, enhanced starter kits and in-office material and promotion, such as context media to empower patients to ask for V-Go as an option for their diabetes treatment.
We intend to continue to drive V-Go sales growth by:

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

•
Pursing our new business model. We intend to increase use and grow V-Go share by initially targeting approximately 20 to 30 doctors per sales representative and increasing to approximately 50 potential targets over time. We will either add new territories or split existing territories when adding new sales reps. We will expand our direct sales reach to approximately 300 additional prescribers so that we can provide the same higher level of inside sales and promotion as we provide our current prioritized markets. We believe we can grow these markets more quickly than our territories have grown in the past, since they will have significantly more support with our new strategy.

Our long-term business strategies include the following.

•
Continue to expand our U.S. sales force in a capital efficient and disciplined manner utilizing our new business model. In April 2017, we expanded our total field-based sales force to a total of 50 sales territories. We intend to eventually establish a national sales force, internally or through other means, such as contract sales organization, co-promotion or other strategic relationships to ensure we can reach all the very high volume prescribers or explore other means to increase the number of prescribers we can reach.

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

Sales, Marketing and Distribution
Currently, our sales team covers 50 territories primarily within the East, South, and Midwest regions of the United States. We also have a team of inside sales representatives to take incoming calls from interested healthcare professionals as well as a targeted list of V-Go prescribers around the country. To date, we have focused our sales and marketing efforts in the regions where we have the greatest reimbursement coverage for patients. According to Symphony Health Solutions, there are approximately 16,000 high-volume insulin prescribers in the United States, generating 40% of all U.S. annual insulin prescriptions. Our sales representatives call on approximately 1,000 of these targeted, high-volume insulin prescribers, which include endocrinologists and primary care physicians. Our sales team has been supplemented by our V-Go Customer Care Center that provides support to customers and healthcare providers.
V-Go is distributed primarily through retail pharmacies and, to a lesser extent, medical supply companies. Similar to a pharmaceutical company, our overall distribution strategy focuses on making V-Go available at retail and mail-order pharmacies. We have adopted this strategy because patients with type 2 diabetes frequently visit their local retail pharmacies to fill other prescriptions prescribed for their other chronic conditions. We have distribution agreements with all of the national and many regional wholesalers, as well as with important medical supply companies. For the year ended December 31, 2017, the wholesale distributors McKesson Corporation, Cardinal Health and AmerisourceBergen Drug Corporation represented 38.3%, 24.6% and 28.0%, respectively, of our total product shipments. Our agreements with our distributors allow a patient whose insurance covers V-Go as either a pharmacy benefit or a medical benefit to be able to fill his or her V-Go prescription conveniently. Our agreements with each of Cardinal Health and AmerisourceBergen Drug Corporation are each on a one-year continuous renewal basis unless otherwise terminated by either party. Our agreement with McKesson Corporation has an indefinite term unless otherwise terminated by either party.
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

Reimbursement
In contrast to all other basal-bolus insulin delivery devices currently on the market in the United States, V-Go is not classified as a durable medical device, thereby allowing for potential Medicare reimbursement under Medicare Part D. As a result, a patient with Medicare, whose Medicare Part D Plan chooses to cover V-Go, can fill his or her V-Go prescription at a retail pharmacy that participates in the plan. Even for those Medicare patients whose Medicare Part D Plan elects not to cover V-Go on formulary, those patients may still get V-Go at the pharmacy if the patient’s Medicare Part D Plan determines that other products currently on formulary are not medically appropriate upon the patient making an appeal to the patient’s Medicare Part D Plan regarding V-Go coverage. In addition to the 60% of patients insured by Medicare Part D who have V-Go covered under their plans, a majority of commercially insured patients currently are covered for V-Go under their plans as either a pharmacy benefit or a medical benefit. For the year ended December 31, 2017, over 90% of our V-Go prescriptions were filled by retail or mail order pharmacies with the remainder filled by medical supply companies.
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
V-Go is produced on flexible semi-automated production lines. In 2017, our CMO operated single-shifts in two manufacturing lines producing approximately 3.2 million V-Go units. Each line has the capacity to run two shifts per day. We have two additional lines outfitted at our CMO on standby - with a combined theoretical annual capacity of 7.9 million V-Go Units - that can be quickly brought on-line as demand increases. We believe these production lines will have the ability to meet our current and expected near-term V-Go demand in the U.S. as well as for any distributor outside of the U.S. We also believe our CMO has the ability to scale production even further by replicating these production lines within its current facility. We also believe that, due to shared product design features, our production processes are readily adaptable to new products, including a pre-fill V-Go.
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
Research, Development and Engineering
Our research, development and engineering staff has significant experience in developing insulin-delivery systems and are focused on the continuous improvement and support of current product, as well as our products in development. We have a staff of experienced engineers specializing in mechanical engineering, material science and fluid mechanics. Because we do not incorporate electronics or software into our devices, our development and engineering teams are able to focus on these other technical areas. We utilize design and analysis tools to accelerate design times and reduce development risk. Through frequent usability testing, we seek to ensure that our product not only functions properly, but also meets patient needs and desires with respect to an insulin-delivery device, while at the same time reducing our development and commercialization risks.

We spent $7.1 million on research, development and engineering activities for the year ended December 31, 2017 and $4.8 million for the year ended December 31, 2016.
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
Patents
As of February 15, 2018, we owned 26 U.S. and 80 international issued or allowed patents and 9 U.S. and 49 international patents pending directed to various features of our commercial V-Go device and our proprietary h-Patch drug delivery technology. These patents are directed to the hydraulic drive for a basal-bolus delivery device as well as many of the other features of the h-Patch technology.
The following is a summary of our current and pending patents:

•
U.S. Patent Nos. 7,530,968, 8,070,726, 9,072,828, 9,125,983, and 9,511,187 are directed to the hydraulically driven pump system having basal and bolus fluid delivery. These patents are expected to expire in 2024. Foreign counterparts to these patents have been granted in Australia, Canada and Japan. We have applications pending in Australia, Japan and in Europe. One U.S. continuation application is pending.

•
U.S. Patent Nos. 6,939,324, 7,481,792, 8,858,511, 8,992,478 and 9,636,451 are directed to the Floating Needle and bolus button configuration. These patents are expected to expire in 2022. Four Canadian counterparts to these patents have been granted and the European counterpart has been granted and validated in Germany, Spain, France, the United Kingdom, and Italy. Two patent applications are pending in Europe. One U.S. continuation application is pending.

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

•
U.S. Patent Nos. 8,667,996, 9,376,224 and 9,833,383 are directed to the closed looped filling configuration of the EZ Fill device. These patents are expected to expire in October 2032. The Canadian, Chinese, Japanese and Korean counterparts to this patent have been granted and the European counterpart has been granted and validated in Germany, Spain, France, the United Kingdom and Italy. Patent applications are pending in Europe, Hong Kong, India, and Japan. We have one application allowed in Japan.

•
U.S. Design Patent Nos. D667946, D687948 and D706415 are directed to the ornamental appearance of the EZ Fill device and are expected to expire in September 2026, August 2027 and June 2028, respectively. A Chinese counterpart to these patents has been granted.

•
U.S. Patent Nos. 8,740,847 and 9,795,735 are directed to a fluid delivery device having a pre-filled cartridge. These patents are expected to expire in March 2032. Australian, Chinese, Japanese, Korean and Singapore

counterparts to these patents have been granted. Patent applications are pending in Australia, Canada, China, Europe, India and Japan, and an Israel application is allowed. One U.S. continuation application is pending.

•
U.S. Patent Nos. 7,914,499, 8,361,053, 8,821,443, and 9,687,599 are directed to fluid delivery devices having two or more fluid delivery reservoirs covering both composition and methods. These patents expire in March 2027. Foreign counterparts to these patents have been granted in Australia, Canada, China, Europe (with validations in Germany, Spain, France, the United Kingdom, and Italy), Korea, Japan, Russia and Singapore. We also have counterpart patent applications pending in Australia, Europe, and India, and an Israel application is allowed. One U.S. continuation application is pending.

•	We own 8 U.S. and 2 international issued patents for needle-free injection systems related to aspects of the Mini-Ject technology.

•	We own 10 U.S. and 5 international issued patents and have 9 patents pending in the area of microneedle design, fabrication and drug delivery related to aspects of the Micro-Trans technology.
Trademarks
We believe we have protected our trademarks, including our trademark of V-Go and V-Go Link, through applications in all major markets worldwide as well as the United States. Our trademark portfolio consists of 16 registered trademarks, six of which are registered in the United States, including our V-Go logo. We also have nine trademark applications pending registration in several major markets outside the United States.
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
There is another mechanical bolus only insulin delivery device that has been approved by the FDA, ONETOUCH ViaTM. We do not consider this a direct competitor of V-Go, because this product only provides insulin at meal times and does not provide a continuous flow of insulin. Therefore, patients would still be required to take separate basal insulin injection or injections every day. This product has not yet been commercially launched in the U.S. and it is uncertain if and when it will be launched.

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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo classification request, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes-Class I, Class II or Class III- depending on the degree of risk associated with each medical device. Class I includes devices with the lowest risk to the patient and are subject to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are moderate risk devices and are subject to the FDA’s general controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, and some implantable devices, are placed in Class III. In addition, novel devices that have not been previously classified by FDA are considered Class III by default.

While most Class I devices are exempt from FDA premarket review, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices that have been formally classified by FDA as Class III require approval of a PMA, which is the most burdensome type of medical device premarket submission. For a device that is Class III by default (because it is a novel device that was not previously classified and has no predicate), the device manufacturer may request that FDA reclassify the device to Class II or Class I via a de novo request.

Our currently marketed products are Class II devices subject to 510(k) clearance.

510(k) Marketing Clearance
To obtain 510(k) clearance, a premarket notification submission must be submitted to the FDA demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I (e.g., via the de novo classification process), or a device that was previously cleared through the 510(k) process. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.
If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to market the device.
After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo request or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo or a PMA in the first instance, but the FDA can review that decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until FDA has cleared or approved a 510(k), de novo or PMA for the change. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our 510(k)-cleared products. We cannot be assured that the FDA would agree with any of our decisions to not submit 510(k) premarket notifications or other premarket submissions for these modified devices.
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
De Novo Pathway
A novel device that is Class III by default may be eligible for down-classification to Class II or Class I via a de novo request. This pathway also is available for devices or device modifications (e.g., new intended use or significant changes in technology) that FDA determines are not substantially equivalent due to the lack of a predicate device. For a de novo request, the manufacturer must demonstrate that the safety and effectiveness of the device can be assured by general controls (for Class I) or general and special controls (for Class II). Although FDA’s user fee goal for the review of a de novo is 150 days, the actual review time for de novo requests varies significantly and can be up to a year or longer. Once a de novo has been granted for a particular device type, follow on devices may be cleared through the 510(k) process.

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
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required to support a de novo or 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, informed consent, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies us that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
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
Employees
As of December 31, 2017, we had 103 full-time employees including 20 in our manufacturing, quality, compliance and research organization, 75 in our commercial organization and 8 in general and administrative functions.
Properties
Our corporate headquarters are located in Bridgewater, New Jersey, where we currently lease approximately 7,146 square feet of office space under a lease that expires on June 30, 2023. We also occupy space in an office building in Marlborough, Massachusetts, where we currently lease approximately 15,171 square feet of space for offices, lab and pilot facilities and process and engineering under a lease that expires on February 15, 2024.
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

We also make available on our website, in a printable format, the charters for our Board of Directors committees, including the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, in addition to our Corporate Governance Guidelines, Bylaws, Code of Business Conduct and Ethics Policy, Related Party Transactions Policy and Compensation Recovery Policy. Our website is not incorporated into or a part of this Annual Report on Form 10-K.

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
Our net losses were $46.4 million for the year ended December 31, 2016 and $49.3 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $473.9 million. As of December 31, 2017, we had $26.0 million in cash and cash equivalents ($0.5 million of which is restricted cash), which we believe will be sufficient to finance our current operations into the second half of 2018. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go. In January 2018, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. Both the Purchase Agreement and the Sales Agreement are subject to limitations as described in this Annual Report on Form 10-K, and therefore there are no assurances that we will be able to raise funds from the Purchase Agreement or the Sales Agreement. We have devoted substantially all of our resources to the research, development and engineering of our products, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.
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
A key to maintaining and growing our revenue is the retention of a high percentage of patients using V-Go, as a significant and increasing proportion of our business is generated through refill prescriptions. Refill prescriptions account for nearly two-thirds of our total prescriptions and since we do not have reliable data regarding retention rates, and because refill prescriptions generally move in parallel with our patient retention rates, we use these as a proxy to determine patient retention rates. During the year ended December 31, 2017, three wholesale customers accounted for approximately 91% of our total product shipments. If demand for V-Go fluctuates as a result of the introduction of competitive products, negative perceptions with respect to the effectiveness of V-Go, changes in reimbursement policies, manufacturing problems, perceived safety issues with our or our competitors’ products, the failure to secure regulatory clearance or approvals or for other reasons, our ability to attract and retain customers and ultimately patients could be harmed. The failure to retain a high percentage of patients using V-Go could negatively impact our revenue growth. Furthermore, the loss of any one of our significant wholesale customers or a sustained decrease in demand by any of these wholesale customers could result in a substantial loss of revenue or patients losing convenient access to V-Go, either of which would hurt our business, financial condition and results of operations.
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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes, in both specialist and primary care settings, which are easy-to- train and easy-to-use, provide clinical benefits as well as equivalent or improved patient adherence and persistency, receive adequate coverage and reimbursement from third-party payors with reasonable out-of-pocket costs to patients, and are more appealing than available alternatives. Our current competition is primarily with other non-electronic insulin delivery devices such as insulin pens and syringes. There are other FDA-cleared basal-bolus insulin delivery products, including one that includes a patch component, but these are electronic. These electronic basal-bolus insulin delivery devices and systems are cleared for use by both type 1 and type 2 patients. In the future, the insulin-delivery methods for patients with type 2 diabetes could change if other non-invasive formulations of insulin are approved and successfully commercialized, such as oral insulin in pill form, inhaled insulin or buccal insulin. If longer-acting and safer GLP-1 analogs with fewer side effects are approved and successfully commercialized, they could reduce or delay the use of basal/bolus insulin in patients with type 2 diabetes. In addition, a number of other companies are pursuing new electronic or mechanical delivery devices, delivery technologies, drugs and other therapies for the treatment and prevention of diabetes that are not currently available on the market. There is another mechanical bolus only insulin delivery device that has been approved by the FDA, ONETOUCH ViaTM or ONETOUCH. ONETOUCH has not yet been commercially launched in the U.S. and it is uncertain if an when it will be launched. We do not consider ONETOUCH to be a direct competitor of V-Go, because this product only provides insulin at meal times and does not provide a continuous flow of insulin. Therefore, patients would still be required to take separate basal insulin injection or injections every day. However, if we are incorrect, and ONETOUCH does become a direct competitor of V-Go, it, and other potential technological breakthroughs in diabetes treatment or prevention could reduce the potential market for V-Go or render V-Go obsolete altogether, which would significantly reduce our sales and have an adverse impact on our business.
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
In order to increase our sales and marketing efforts, we increased our field sales force from 37 individuals to 50 during the year ended December 31, 2017. Generally speaking, each sales professional covers one prioritized territory. While we intend to average 50 field-based sales professionals per year, this number is expected to fluctuate based on voluntary and involuntary turnover. Generally speaking, each sales professional covers one prioritized territory. We currently utilize sales professionals along with an inside sales team to focus on select healthcare providers with the most revenue potential. Our profitability will depend on the success of this new sales model.
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
Our principal offices are located in Bridgewater, New Jersey, and our only manufacturing operations are located at a contract manufacturing facility in Southern China. We also operate a facility in Marlborough, Massachusetts, which we primarily use for research and development. Substantially all of our operations are conducted at these locations, including our manufacturing processes, research, development and engineering activities, customer and technical support and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at these locations or held with our distributors.
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
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, research, development and engineering data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, computer system or data network failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
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
At December 31, 2017, we had $26.0 million in cash and cash equivalents, of which $0.5 million is restricted cash. We do not believe that our cash on hand will be sufficient to satisfy our liquidity requirements through the next 12 months from the financial statement issuance date. The continued growth of our business, including the expansion of our research, development and engineering activities, and our efforts to commercialize our pre-fill V-Go will continue to significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we will need to raise additional capital in addition to the amounts we could receive under the Purchase Agreement and the Sales Agreement, which may not be available on reasonable terms, if at all. Our future capital requirements will depend on many factors, including:

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
As of December 31, 2017, the aggregate principal amount of our term loan with Capital Royalty Group, or CRG, and certain of its affiliates, or our Term Loan, was $27.5 million. Borrowings under our credit facility are secured by substantially all of our assets, including our material intellectual property. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to numerous risks, including the risks in this section, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the Term Loan, we may be required to repay any outstanding amounts earlier than anticipated. If we fail to comply with our obligations under the Term Loan, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets securing our obligations under the Term Loan. In addition, certain events of default have already occurred under the term loan with CRG in 2015 and we cannot assure you similar future events of default will not occur under the Term Loan. For more information on the Term Loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Senior Secured Debt”.
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
Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2017, we had U.S. net operating loss carryforwards of approximately $380.3 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2028 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our March 2017 public offering, together with private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.
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
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre-market approval, or PMA, application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. In the de novo request process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The 510(k) de novo and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but may take longer. The FDA’s goal is to review a de novo classification request within 150 days, but the process generally takes longer, up to a year or more. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all for our proposed products.
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
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to our 510(k) cleared product, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances, de novo or pre-market approvals are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novos or PMAs for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
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
In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are authorized to issue an aggregate of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.
An active trading market for our common stock may not be sustained.
In March 2017, we closed our public offering of common stock, and prior to such time, there was no active, liquid and orderly trading market for shares of our common stock. Although shares of our common stock are listed and trading on The Nasdaq Capital Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares.
The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger.
Our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of us. The ability of our Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of us by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to our Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.
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
As of February 13, 2018, our 5% stockholders and their affiliates beneficially owned an aggregate of 5,185,968 shares, or 74.0% of our outstanding common stock. As a result, these stockholders will have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an “accelerated filer” or a “large accelerated filer,” and no longer an “emerging growth company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Our management assessed our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or the 2013 Framework. Based on such assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Even though we have determined that our internal control over financial reporting was effective as of December 31, 2017, our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in Bridgewater, New Jersey, where we currently lease approximately 7,146 square feet of office space under a lease that expires on June 30, 2023. We also occupy space in an office building in Marlborough, Massachusetts, where we currently lease approximately 15,171 square feet of space for offices, lab and pilot facilities and process and engineering under a lease that expires on February 15, 2024.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has traded on the Nasdaq Capital Market since our public offering in March 2017. From April 18, 2016 to March 23 2017, our common stock was quoted on the OTCQB Marketplace. Our common stock has, from time to time, traded on a limited, sporadic and volatile basis. The following tables show the high and low sales prices for our common stock for the periods indicated. These prices do not include retail markups, markdowns or commissions. All below prices give effect to an 8-for-1 reverse stock split of our common stock effective as of March 15, 2017.

	2017		2016
	High	Low	High	Low

Fourth	$5.22	$2.04	$48.00	$28.00
Third	$7.00	$3.06	$52.00	$40.00
Second	$7.29	$4.73	$44.00	$0.80
First	$40.00	$6.01	$—	$—
Holders
The closing price of our common stock on February 26, 2018 was $2.98 per share. As of February 26, 2018, we had approximately 53 record holders of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
None
Use of Proceeds from Initial Public Offering of Common Stock

On March 22, 2017, our Registration Statement on Form S-1, as amended (File No. 333-215897) was declared effective in connection with the initial public offering of our common stock, pursuant to which we sold 5,250,000 shares at a public offering price of $10.00 per share. The initial public offering closed on March 28, 2017, as a result of which we received aggregate net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $2.9 million and offering-related transaction costs of approximately $0.8 million.

As of December 31, 2017, we have used approximately $26.6 million of our net proceeds from our initial public offering primarily to support ongoing sales and marketing activities for V-Go and to expand our sales and marketing infrastructure, as well as general working capital purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 24, 2017.

Item 6. Selected Financial Data.
The statement of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2017	2016
Revenue, net	$20,245	$19,550
Cost of goods sold	12,080	12,606
Gross margin	8,165	6,944
Operating expense:
Research and development	7,126	4,842
Selling, general and administrative	42,596	33,481
Restructuring costs	—	2,394
Long-lived asset impairment costs	3,711	—
Total operating expense	53,433	40,717
Operating loss	(45,268)	(33,773)
Other income (expense), net:
Interest expense, net	(4,263)	(12,151)
Change in fair value of derivative liabilities	221	(549)
Other income	9	106
Total other income (expense), net	(4,033)	(12,594)
Net loss	$(49,301)	$(46,367)
Preferred Stock dividend	$(1,711)	$—
Net loss attributable to common stockholders	$(51,012)	$(46,367)
Net loss per share of common share outstanding — basic and diluted	$(8.94)	$(39.06)
Weighted average common shares outstanding — basic and diluted	5,708,577	1,187,104

	December 31,
(Dollars in thousands)	2017	2016
Cash and cash equivalents	$25,961	$9,866
Total assets	$45,089	$34,516
Total current liabilities	$13,080	$11,746
Long-term debt, related parties	$36,009	$58,978
Accumulated deficit	$(473,921)	$(424,239)
Total stockholders’ deficit	$(4,058)	$(36,500)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained elsewhere in this annual report. The following management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this annual report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. See also the "Cautionary Note Regarding Forward-Looking Statements" set forth at the beginning of this annual report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report.
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, V-Go® Wearable Insulin Delivery device, is a simple, affordable, all-in-one basal-bolus insulin delivery option for patients with type 2 diabetes that is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and it provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of type 2 diabetes patients.
V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
We currently focus on the treatment of patients with type 2 diabetes—a pervasive and costly disease that, according to the 2017 National Diabetes Statistics Report released by the U.S. Centers for Disease Control and Prevention, or CDC, currently affects 90% to 95% of the approximately 23 million U.S. adults diagnosed with diabetes. The CDC estimates that the combined direct medical and drug costs and indirect lost productivity costs of diabetes in the United States in 2012 were approximately $245 billion annually. We believe the majority of the 12.6 million U.S. adults treating their type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from the innovative approach of V-Go to manage type 2 diabetes.
Our primary market consists of approximately 5.6 million of these patients who currently take insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population represents a $16.5 billion annual U.S. market when applying the annual wholesale acquisition cost, or WAC, of V-Go to the 4.5 million patients not achieving glycemic control. WAC is the gross price paid by wholesalers and does not take into account fees, discounts, and rebates from us.
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
We commenced commercial sales of V-Go in the United States during 2012. During the first half of 2012, we initiated an Early Access Program to provide a limited number of physicians with free V-Go products for patients and began shipments to major wholesalers in anticipation of commercial launch. In the second half of 2012, we began hiring sales representatives in selected U.S. markets. In February 2016, we underwent a reduction-in-force of our sales representatives to focus our resources on prioritized higher-volume territories. At the end of 2017 and 2016, our field-based sales team consisted of 50 and 37 sales representatives, respectively and covered 50 and 37 territories, respectively, primarily within the East, South, Midwest and Southwest regions of the United States. We currently have 49 sales representatives.
Our net loss was $49.3 million and $46.4 million for the years ended December 31, 2017 and 2016, respectively. Our accumulated deficit as of December 31, 2017 and 2016 was $473.9 million and $424.2 million, respectively. Based on prescription data, we estimate that there were approximately 88,000 and 90,000 prescriptions reported for V-Go filled during both the years ended December 31, 2017 and 2016. Refill prescriptions account for slightly more than two-thirds of our total prescriptions, and generally move in parallel with our patient retention rates, so can be used as a proxy to determine patient retention. We estimate that as of December 31, 2017, V-Go had been used for over 14 million cumulative patient days with over 14 million V-Go’s dispensed to patients.
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
Corporate Information
On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, by and among Valeritas Holdings, Inc., a Delaware Corporation, Valeritas Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of Valeritas Holdings, Inc., or the Acquisition Subsidiary, and Valeritas, Inc., a Delaware Corporation, Acquisition Subsidiary was merged with and into Valeritas, with Valeritas surviving as a direct wholly-owned subsidiary of Valeritas Holdings, Inc., or the 2016 Merger. Immediately prior to the 2016 Merger, all shares of common stock, Series D Preferred Stock, Series AA Preferred Stock, and shares underlying common stock options and shares underlying the warrants of Valeritas, the private company, were canceled without consideration. Concurrent with the 2016 Merger, the shares of Valeritas private company Series AB Preferred Stock were canceled and each share of private company Series AB Preferred Stock of Valeritas was replaced with 0.02982 shares of common stock of Valeritas Holdings, Inc.
Upon the closing of the 2016 Merger, under the terms of a split-off agreement and a general release agreement, Valeritas Holdings, Inc. transferred all of its pre-2016 Merger operating assets and liabilities to its wholly owned special purpose subsidiary, or the Split-Off Subsidiary, and transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to the pre-2016 Merger majority stockholder of Valeritas Holdings, Inc., or the Split-Off, in consideration of and in exchange for (i) the surrender and cancellation of 5,060,750 shares of Valeritas Holdings, Inc. common stock held by such stockholder (which will be cancelled and will resume the status of authorized but unissued shares of Valeritas Holdings, Inc. common stock) and (ii) certain representations, covenants and indemnities.
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

Results of Operations
Results of Operations for the Years Ended December 31, 2017 and 2016
The following is a comparison of revenue and expense categories for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Revenue, net	$20,245	$19,550	$695	3.6
Costs of goods sold	12,080	12,606	(526)	(4.2)
Gross margin	8,165	6,944	1,221	17.6
Operating expense:
Research and development	7,126	4,842	2,284	47.2
Selling, general and administrative	42,596	33,481	9,115	27.2
Restructuring costs	—	2,394	(2,394)	(100.0)
Long lived asset impairment costs	3,711	—	3,711	100.0
Total operating expense	53,433	40,717	12,716	31.2
Operating loss	(45,268)	(33,773)	(11,495)	34.0
Other income (expense), net:
Interest expense, net	(4,263)	(12,151)	7,888	(64.9)
Change in fair value of derivatives	221	(549)	770	(140.3)
Other income (expense)	9	106	(97)	(91.5)
Total other income (expense), net	(4,033)	(12,594)	8,561	(68.0)
Net loss	$(49,301)	$(46,367)	$(2,934)	6.3
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
Our revenue increased by 3.6% to $20.2 million during the year ended December 31, 2017 from $19.6 million during the year ended December 31, 2016. Because of our high touch and higher service sales and marketing model, we generated full year total prescription growth of 13.4% in our targeted accounts in 2017 vs. 2016. In addition, we realized sequential and year-over year total prescription growth in these accounts in every quarter of 2017. This growth was partially offset by an expected decline in 2017 of total prescriptions in our non-targeted accounts by 18.3% when compared to the same period in 2016. Although we are seeing important signs of stabilization in these territories, particularly in the second half of 2017, the overall total volume of V-Go’s prescribed and sold to patients during the year ended December 31, 2017 remained relatively flat, decreasing by 1.0% as compared to the year ended December 31, 2016. This volume reduction was offset by an increase of 4.6% in average net prices realized during the year ended December 31, 2017 as compared to the same period in 2016. This net price increase was primarily the result of an 8.0% WAC price increase implemented in both the fourth quarter of 2016 and during the third quarter of 2017.
Cost of Goods Sold and Gross Margins
Cost of goods sold includes raw materials, labor costs, manufacturing overhead expenses and reserves for anticipated scrap and inventory obsolescence.
Our cost of goods sold for the year ended December 31, 2017 was approximately $12.1 million on revenue of approximately $20.2 million, as compared to approximately $12.6 million in cost of goods sold on revenue of approximately $19.6 million during the year ended December 31, 2016. As a percentage of revenue, cost of goods sold decreased during the year ended December 31, 2017 to approximately 59.7% from approximately 64.5% during the year ended December 31, 2016. A portion of the $0.5 million or 4.2% decreased in cost of goods sold was due to the slight (1.0%) decrease in sales volume, with the remaining driven by the manufacturing process improvements described below.

We currently manufacture V-Go® and the EZ Fill accessory in cleanrooms at a contract manufacturing organization, or CMO, in Southern China. We also have a relationship with a separate CMO that performs our final inspection and packaging functions in Central China. Any single-source components and suppliers are managed through our global supply chain operation. Management reviews regularly the inventory levels and demand and will adjust production accordingly, which could give rise to under-absorbed fixed production costs. We continually work with our manufacturing CMO to refine our manufacturing processes and production lines to improve efficiencies and reduce labor cost. These improvements, combined with overhead cost reductions represent the primary drivers in the reduction in cost of goods sold per unit.
Our gross profit as a percentage of revenues, or gross margin, for the year ended December 31, 2017 was 40.3%, compared to 35.5% during the year ended December 31, 2016. The increase in our gross margin was due to manufacturing efficiencies, overhead cost reductions, implementation of more cost-effective processes in our product development and the impact of our net price increase.
Research and Development Expense
Our research and development activities primarily consist of activities associated with our core technologies and processes engineering as well as research programs associated with products under development. These expenses are primarily related to employee compensation, including salary, fringe benefits, share-based compensation and contract employee expenses.
Total research and development expenses increased by $2.3 million, or 47.2%, during the year ended December 31, 2017 as compared to 2016. This increase is primarily due to increases in spending related to the initiation of our development projects, including the V-Go Link, V-Go Prefill and studies to qualify the V-Go for regular insulin.
We expect our research, development and engineering expenses to increase as we advance the development of next generation products.
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
Our selling, general and administrative expenses increased by $9.1 million or 27.2% in the year ended December 31, 2017 compared to 2016. This increase was driven primarily by the impact of a change in our sales and marketing strategy during the year ended December 31, 2017, which increased our field sales force and increased labor costs by $6.0 million. Additionally, our advertising expenses increased by $0.8 million from 2016 to 2017. The remaining increases were attributed to our planned increase our sales and marketing programs and customer services used to assist with our marketing initiatives and other professional services.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our term loan agreements with Capital Royalty Group, or CRG, and WCAS Capital Partners IV, L.P., or WCAS. See “—Indebtedness” below for more information.
Interest expense decreased by 64.9% during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was attributable to a restructuring of our Term Loan with CRG and the note payable with WCAS. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares upon completion of our public offering in March 2017. The debt conversion resulted in a lower principal balance and lower interest rates in the year ended December 31, 2017 compared with the year ended December 31, 2016 and an interest expense decrease of $7.9 million. The restructured interest rate decreased from 11% to 10% on the other note payable in 2017.
The decrease in fair value of derivatives of $0.2 million during the year ended December 31, 2017, as compared with the increase in fair value of $0.5 million during the year ended December 31, 2016 is primarily caused by fluctuations in period end valuations of our derivative liabilities. Specifically, the decrease occurring in 2017 is primarily attributed to the decrease in the stock price. The warrants are accounted as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.

Liquidity and Capital Resources
We are subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, and competition from larger companies. We expect that our sales performance and the level of selling and marketing efforts, as well as the status of each of our new product development programs, will significantly impact our cash requirements.
We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of December 31, 2017, we had $26.0 million in cash and cash equivalents, $0.5 million of which is restricted, and an accumulated deficit of $473.9 million. Our restructured Term Loan with CRG, see "Indebtedness - Senior Secured Debt," includes a liquidity covenant whereby we must maintain a cash balance greater than $2.0 million. We believe that our cash balance and liquidity will not be sufficient to satisfy our operating cash requirement for the next 12 months from the date of this report or to maintain this liquidity covenant, which raises substantial doubt about our ability to continue as a going concern. We expect our current cash and cash equivalents will be sufficient to finance our current operations into the second half of 2018. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses, as well as our ability to obtain cash from both (i) our common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, that we entered into on January 7, 2018 and (ii) our “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc. or FBR, that we entered into on January 26, 2018, each as described in further detail elsewhere in this annual report. FBR has the option to decline any sales orders at its discretion. We are not required to sell shares under with the Purchase Agreement or the Sales Agreement. No sales were made under either the Purchase Agreement or the Sales Agreement as of February 26, 2018.
We intend to maintain compliance with the liquidity covenant and fund future operations by raising additional capital in addition to the Purchase Agreement and the Sales Agreement. There can be no assurances that these agreements will be fully available to us or that future financing will be available on terms acceptable to us, or at all. If we are able to utilize the full $20 million potential funding pursuant to the Purchase Agreement, we would have enough cash to support operating requirements into the first quarter of 2019. If we are unable to raise additional capital prior to achieving sustained profitability from operations, there could be a material adverse effect on our business, results of operations and financial condition.
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
The following table shows a summary of our cash flows for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(31,970)	$(29,661)
Investing activities	(692)	(39)
Financing activities	48,757	36,777
Total	$16,095	$7,077
Operating Activities
The increase in net cash used in operating activities for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily associated with increased overhead and services related to both our research and development efforts and sales initiatives, partially offset by higher product revenue and lower cost of goods sold as a result of manufacturing efficiencies.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2017 and 2016 was primarily related to purchases of capital equipment for our production lines. The use of cash in 2017 and 2016 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years. Additionally, in both 2017 and 2016, we sold some of our property and equipment as a result of the change our overall operational strategy and plan. We do not expect to have significant investing activity in the next 12 months.

Financing Activities
Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was the result of gross proceeds from our common stock financing rounds. The financing round in 2017 raised gross proceeds of $48.8 million, net of any offering costs, compared with the 2016 round, which raised $25.4 million, exercise of Series AB warrants of $7.4 million, and issuances of Series AB Preferred Stock of $5.8 million less any offering costs.
Indebtedness
Senior Secured Debt
On May 23, 2013, we entered into a $50.0 million term loan with CRG, or the Term Loan, structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of our assets, including our material intellectual property. Due to certain events of default, we entered into a series of forbearance agreements with CRG. The initial forbearance agreement was entered into on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended, contained a number of terms and conditions in exchange for CRG’s agreement to forbear.
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
On February 9, 2017, we entered into an agreement with CRG to, among other things, reduce the amount required by the liquidity covenant that we maintain a cash balance greater than $5.0 million to $2.0 million. The minimum cash balance covenant would, however, revert back to $5.0 million if we were not able to consummate an underwritten public offering with gross proceeds of at least $40.0 million prior to December 31, 2017. We subsequently satisfied this condition upon closing of our March 2017 public offering, in which we received gross proceeds of approximately $52.5 million. Additionally, on February 14, 2017, we entered into an agreement with CRG and WCAS whereby, an aggregate of $27.5 million of the outstanding debt held by each of them converted into 2,750,000 shares of our Series A Preferred Stock, at a conversion price as set forth in the executed definitive documents.
Warrants
In 2014 and 2015, we issued warrants to CRG to purchase an aggregate of 179,149 shares of private company common stock exercisable at $0.013 per share. We recorded the loan net of original issuance discount calculated fair value of the issued warrants. In the first quarter of 2016, we issued CRG additional warrants to acquire 16,000,000 shares of private company Series AB shares at an exercise price of $1.25, which would have been equivalent to 477,120 shares of our common stock if all the warrants were exercised. The fair value of the warrants at the date of issuance was determined to be $4,000,000, which we recorded as additional debt discount and a derivative liability.
All of the private company common stock and preferred stock warrants issued to CRG were cancelled or exercised during year ended December 31, 2016. The amortization of the debt discount associated with the private company common stock and Series AB preferred stock was subsequently accelerated as a result of the forbearance agreements we entered into in connection with repayment of the Term Loan.
We also issued 10,390 warrants to acquire shares of its common stock to the placement agents in the private placement offering that was conducted as part of the 2016 Merger (the “PPO”). The warrants have a term of five years. The warrants are accounted for as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.

The fair value of the warrants at the date of issuance was $0.3 million. At December 31, 2017 and December 31, 2016, the fair value of the warrants was estimated to be $0.0 million and $0.2 million, respectively, based on the Black Scholes option pricing model.
Other Note
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
Contractual Obligations
The following summarizes our significant contractual obligations as of December 31, 2017:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	7,699	7,699	—	—	—
Operating lease obligations(2)	2,772	453	1,057	873	389
Senior secured debt(3)	32,929	—	5,505	27,424	—
Other Note Payable(4)	3,205	—	—	3,205	—
Total	46,605	8,152	6,562	31,502	389

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.

(2)	Represents operating lease commitments for office and research and development space in Marlborough, Massachusetts and Bridgewater, New Jersey and office equipment.

(3)	Represents Term Loan agreement with CRG for $25.0 million, including accrued interest through December 31, 2017.

(4)	Represents a $2.5 million Other Note Payable to WCAS, including accrued interest through December 31, 2017.
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
We have historically been unable to reasonably estimate future returns due to lack of sufficient historical return data for V-Go. Accordingly, we invoice our customers, record deferred revenue equal to the gross invoice sales price less estimated cash discounts and distribution fees, and record a related deferred cost of goods sold. We defer recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer’s right of return no longer exists, which is once we receive evidence that the product has been distributed to patients based on our analysis of third-party information. Starting January 1, 2018, we will estimate the variable consideration associated with the right of return and will recognize revenue at the point of sale, as opposed to recognizing revenue according to the sell through model, which we are currently using. We have also determined that we will adopt the modified retrospective approach for adoption. We have determined that adoption of Accounting Standards Update, or ASU, 2014-09 will impact the net revenue recognized as there will be reserves for returns. In connection with our adoption of ASC 606, we expect to record a cumulative-effect adjustment to retained earnings of $0.5 million on December 31, 2017. This adjustment reflects the acceleration of $1.5 million in revenues, net and $0.5 million in costs of revenue as well the reserve for returns of approximately $1.5 million.
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
Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. During the fourth quarter of 2017, the Company performed further analyses of the year-to-date results of operations, compared them with earlier projections and determined that revenues and cash flows from operations were lower than the previously planned amounts. Based on comparison of results of operations in 2017 with projections, the Company revised its long term projections of future cash flows which triggered an impairment review. This impairment review resulted in a $3.7 million impairment charge during the year ended December 31, 2017. There was no impairment charges recorded during 2016.
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
The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. Compensation cost for restricted stock awards issued to employees is measured using the grant date fair value of the award, adjusted to reflect actual forfeitures. Our estimates of these important assumptions are primarily based on third-party valuations, historical data, peer company data and our judgment regarding future trends and other factors.
Off-Balance Sheet Arrangements
We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2017.

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
Inflation Risk
Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2017 and 2016.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended December 31, 2017 and 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Valeritas Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Valeritas Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter - Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and negative cash flows from operations. As more fully described in Note 2, these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

/s/ Friedman LLP

We have served as the Company's auditor since 2016
East Hanover, NJ
February 28, 2018

VALERITAS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,961	$9,866
Accounts receivable, net	3,991	3,462
Other receivables	242	173
Inventories, net	8,105	9,384
Deferred cost of goods sold	539	690
Prepaid expense and other current assets	634	569
Total current assets	39,472	24,144
Property and equipment, net	5,469	10,219
Other assets	148	153
Total assets	$45,089	$34,516
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,644	$4,591
Accrued expense and other current liabilities	5,798	5,532
Deferred revenue	1,638	1,623
Total current liabilities	13,080	11,746
Long-term debt, related parties (net of issuance costs of $125 and $214, respectively).	36,009	58,978
Other long-term liabilities	58	292
Total liabilities	49,147	71,016
Commitments and contingencies (note 16)
Stockholders’ deficit
Convertible preferred stock, $0.001 par value; 50,000,000 authorized at December 31, 2017; 2,750,000 and 0 shares issued and outstanding, respectively (aggregate liquidation value of $29,211 and $0, respectively).	3	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 7,007,782 and 1,590,948 shares issued and outstanding, respectively	7	2
Additional paid-in capital	469,877	387,737
Accumulated deficit	(473,921)	(424,239)
Treasury stock, at cost (7,854 and 0 shares, respectively)	(24)	—
Total stockholders’ deficit	(4,058)	(36,500)
Total liabilities and stockholders’ deficit	$45,089	$34,516

See accompanying notes to consolidated financial statements.

VALERITAS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenue, net	$20,245	$19,550
Cost of goods sold	12,080	12,606
Gross margin	8,165	6,944
Operating expense:
Research and development	7,126	4,842
Selling, general and administrative	42,596	33,481
Restructuring costs	—	2,394
Long-lived asset impairment costs	3,711	—
Total operating expense	53,433	40,717
Operating loss	(45,268)	(33,773)
Other income (expense), net:
Interest expense, net	(4,263)	(12,151)
Change in fair value of derivative liabilities	221	(549)
Other income	9	106
Total other income (expense), net	(4,033)	(12,594)
Loss before income taxes	(49,301)	(46,367)
Income tax expense	—	—
Net loss	$(49,301)	$(46,367)
Preferred stock dividend	$(1,711)	$—
Net loss attributable to common stockholders	$(51,012)	$(46,367)
Net loss per share of common share outstanding — basic and diluted	$(8.94)	$(39.06)
Weighted average common shares outstanding — basic and diluted	5,708,577	1,187,104

See accompanying notes to consolidated financial statements.

VALERITAS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in capital	Accumulated Deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2015	—	$—	203,967	$—	$—	$—	$324,527	$(377,872)	$(53,345)
Share-based compensation expense	—	—	—	—	—	—	3,499	—	3,499
Issuance of common stock as a result of the exercise of warrants by related party	—	—	175,934	—	—	—	8,933	—	8,933
Issuance of common stock, net of expense to related party	—	—	138,826	—	—	—	5,819	—	5,819
Conversion of accrued interest to Common Stock by related parties	—	—	306,270	1	—	—	17,933	—	17,934
Issuance of common stock in private placement offering, net of expense	—	—	634,858	1	—	—	23,697	—	23,698
Balance—Recapitalization for reverse merger	—	—	125,000	—	—	—	—		—
Balance—Shares issued for restricted stock compensation	—	—	6,093	—	—	—	293		293
Balance—Cancellation of warrants previously classified as derivative liabilities	—	—	—	—	—	—	3,036		3,036
Balance—Net loss	—	—	—	—	—	—	—	(46,367)	(46,367)
Balance—December 31, 2016	—	—	1,590,948	2	—	—	387,737	(424,239)	(36,500)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	381	(381)	—
Share-based compensation expense	—	—	—	—	—	—	5,510	—	5,510
Issuance of common stock as a result of public offering, net of fees		—	5,250,000	5	—	—	48,781	—	48,786
Issuance of common stock for compensation	—	—	2,030	—	—	—	73	—	73
Issuance of preferred stock upon conversion of debt, net of discount	2,750,000	3	—	—	—	—	27,395	—	27,398
Commitment fee for Purchase Agreement	—	—	125,000	—	—	—	—	—	—
Restricted shares vested	—	—	47,658	—	—	—	—	—	—
Treasury Shares	—	—	(7,854)	—	7,854	(24)	—	—	(24)
Net loss	—	—	—	—	—	—	—	(49,301)	(49,301)
Balance—December 31, 2017	2,750,000	$3	7,007,782	$7	7,854	$(24)	$469,877	$(473,921)	$(4,058)

See accompanying notes to consolidated financial statements.

VALERITAS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2017	2016
Operating activities
Net loss	$(49,301)	$(46,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,852	2,041
Amortization of financing costs	20	4,402
Noncash interest expense	4,438	7,760
Share-based compensation expense	5,583	3,792
Change in fair value of derivative liabilities	(221)	549
Bad debt expense	16	154
Impairment of property and equipment	3,711	28
Gain on sale of property and equipment	(175)	(134)
Changes in:
Accounts receivable	(529)	(474)
Other receivables	(69)	320
Inventories	1,279	1,400
Deferred cost of goods sold	151	173
Prepaid expense and other current assets	(65)	166
Other assets	5	126
Accounts payable	1,053	(2,828)
Accrued expense	279	(424)
Deferred revenue	15	(272)
Deferred rent liability	(12)	(73)
Net cash used in operating activities	(31,970)	(29,661)
Investing activities
Proceeds from sales of property and equipment	185	134
Acquisition of property and equipment	(877)	(173)
Net cash used in investing activities	(692)	(39)
Financing activities
Repayment of capital lease		(26)
Proceeds from issuance of common stock ($40,000 and $20,000 from a related party in 2017 and 2016, respectively), net of issuance costs	48,792	23,964
Proceeds from issuance of Series AB ($5,819 received from related party CRG in 2016)	—	5,819
Proceeds from exercise of warrants by a related party	—	7,375
Costs associated with debt restructuring	(35)	(355)
Net cash provided by financing activities	48,757	36,777
Net increase in cash and cash equivalents	16,095	7,077
Cash and cash equivalents—beginning of period	9,866	2,789
Cash and cash equivalents—end of period	$25,961	$9,866
Supplemental disclosures of cash flow information
Write off of debt issuance costs	$107	$—
Related party conversion of debt to Series A preferred stock	$27,500	$—
Commitment fee for Purchase Agreement	$411	$—
Treasury shares acquired	$24	$—
Reclassification of derivative liability upon exercise of warrants	$—	$1,557
Cancellation of derivative liability	$—	$3,036
Issuance of derivative liabilities for PPO warrants	$—	$226
Conversion of interest and fees and write off of remaining debt discounts	$—	$17,934
Write off of fully reserved inventory	$—	$898
Issuance of Series AB Preferred Stock warrants	$—	$4,000
Noncash investing and financing transactions
Accrued property and equipment additions	$—	$25

See accompanying notes to consolidated financial statements.

VALERITAS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND ORGANIZATION
Organization and Nature of Operations
Valeritas Holdings, Inc. (the “Company”) was incorporated in the state of Delaware on May 3, 2016. Prior to its incorporation in Delaware, the Company was incorporated in Florida on May 9, 2014 under the name “Cleaner Yoga Mat, Inc.” Valeritas, Inc., the Company’s wholly-owned subsidiary, was incorporated in the state of Delaware on December 27, 2007, when it was converted into a Delaware corporation from a Delaware limited liability company, which was formed on August 2, 2006 under the name Valeritas LLC.
The Company is a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. The Company’s flagship product, V-Go® Wearable Insulin Delivery device, is a simple, wearable, basal-bolus insulin delivery device for adult patients with type 2 diabetes that enables patients to administer a continuous preset basal rate of insulin over 24 hours. It also provides discreet on-demand bolus dosing at mealtimes. It is the only non-electronic basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of adult patients with Type 2 diabetes. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
As used in these Notes, the terms “Valeritas” and the “private company” refer to the business of Valeritas, Inc. prior to the 2016 Merger (as defined below), and the terms “Valeritas Holdings, Inc.” or the “Company” refers to the combination of Valeritas and Valeritas Holdings, Inc. after giving retrospective effect to the recapitalization under the 2016 Merger.
2016 Reverse Merger and Recapitalization
On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among the Company, Valeritas Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (the “Acquisition Subsidiary”) and Valeritas, Acquisition Subsidiary was merged with and into Valeritas, with Valeritas surviving as a wholly owned subsidiary of the Company. (the “2016 Merger”). Immediately prior to the 2016 Merger, all shares of Valeritas' common stock, Series D Preferred Stock, Series AA Preferred Stock, and shares underlying common stock options and shares underlying the warrants were canceled without consideration. Concurrently with the closing of the 2016 Merger, the shares of Valeritas' Series AB Preferred Stock were canceled and each share was replaced with 0.02982 shares of common stock of the Company.
Upon the closing of the 2016 Merger, under the terms of a split-off agreement and a general release agreement, the Company transferred all of its pre-merger operating assets and liabilities to its wholly owned special purpose subsidiary (“Split-Off Subsidiary”), and transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to the Company's pre-merger majority stockholder (the “Split-Off”) in consideration of and in exchange for (i) the surrender and cancellation of 5,060,750 shares of the Company's common stock held by such stockholder and (ii) certain representations, covenants and indemnities.
The 2016 Merger was accounted for as a “reverse merger,” and Valeritas was deemed to be the accounting acquirer in the reverse merger. The historical financial statements prior to the 2016 Merger have been replaced with the historical financial statements of Valeritas.
Amounts for Valeritas historical (pre-merger) common stock, preferred stock, warrants, and stock options including share and per share amounts have been retroactively adjusted using their respective exchange ratio in these financial statements, unless otherwise disclosed. Any amounts funded in connection with the original issuance of the common stock, Series D Preferred Stock and Series AA Preferred Stock have been retrospectively adjusted and accounted for as capital contributions as those classes of Valeritas stock did not receive shares of the Company's common stock. in connection with the 2016 Merger. All shares of Valeritas Series AB Preferred Stock have been retrospectively adjusted to shares of the Company's common stock based upon the exchange ratio noted above.

2. LIQUIDITY, UNCERTAINTIES AND GOING CONCERN
The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of its products, competition from larger companies, and other biotechnology companies that develop similar or substitute insulin-delivery products. The Company's sales performance, selling and marketing expenditures to develop sales performance, as well as the status of each of its new product development programs and the resulting operating income (loss), will significantly impact its cash requirements.
In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of December 31, 2017 and 2016, the Company had an accumulated deficit of $473.9 million and $424.2 million, respectively.
As of December 31, 2017, the Company had $26.0 million in cash and cash equivalents ($0.5 million of which is restricted cash) which will not be sufficient to fund the operations of the Company or to maintain its liquidity covenant with the Company's lenders (see Note 7) over the next twelve months from the issuance date of this report. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
Based on current projections, the Company believes that it has sufficient cash and cash equivalents to finance its current operations into the second half of 2018. The Company is actively pursuing additional sources of financing to fund its operations. The Company can provide no assurances that additional financings will be consummated on acceptable terms, or at all. If the Company is unable to effect a sufficient financing or capital raise, there could be a material adverse effect on the Company.
On January 7, 2018, as a component of management's plan to pursue additional financing, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC ("Aspire Capital") for the sale of up to $20.0 million of its common stock, as described in further detail in Note 11. Pursuant to the Purchase Agreement, the Company may sell up to an aggregate of 1,375,868 shares of its common stock, (which represents 19.99% of the Company’s outstanding shares of common stock on January 7, 2018), without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained and at any time the 1,375,868 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 125,000 shares of common stock issued to Aspire Capital in September 2017 as consideration for entering into the Purchase Agreement (the “Commitment Shares”), is equal to or greater than $3.02 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on January 7, 2018. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00.
On January 26, 2018, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (“FBR”) with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, shares of the Company’s common stock (the “Placement Shares”). FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with the Securities and Exchange Commission (the “SEC”) on October 4, 2017, and declared effective by the SEC on December 15, 2017, for the sale of up to $2.8 million of shares of the Company's common stock.
There is uncertainty regarding the utilization of financing associated from the January 7, 2018 and the January 26, 2018 agreements, which makes our ability to provide enough cash to fund the operations beyond the second half of 2018 unknown. If the Company was able to fully utilize the $20 million potential funding from the Purchase Agreement, it would have enough cash to support operating requirements into the first quarter of 2019.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and Valeritas, its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.
Basis of Presentation
Reverse Stock Split
On March 15, 2017, the Company effected an eight-for-one reverse stock split of its common stock. Adjustments have been made to all periods and amounts presented to reflect the retrospective application of the reverse stock split.
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Change in Accounting Principle
On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") ASU 2016-09: Improvements to Employee Share-Based Payment Accounting, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards will be recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to January 1, 2017.
Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") or decision-making group in making decisions regarding resource allocation and assessing performance. The Company generates its revenue and has employees only in the United States and views its operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance. The Company owns assets in Asia that are utilized by its contract manufacturer ("CMO") in the manufacture of the Company’s products.
Geographic information for property and equipment, net of accumulated depreciation at December 31, 2017 and 2016 is as follows:

	December 31,
(Dollars in thousands)	2017	2016
United States	$751	$920
China	4,718	9,299
Total property and equipment, net	$5,469	$10,219
Cash and cash equivalents
The Company considers investments and interest-bearing deposits with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016, there was $25.7 million and $9.6 million, respectively, on deposit at banks in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. No losses have been experienced on such bank deposits, money market fund or notes. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash
The Company held restricted cash of $0.5 million and $0.1 million as at December 31, 2017 and 2016, respectively as part of its lease agreements. The Company added $0.4 million to restricted cash in 2017 as part of an office equipment lease. The amounts are included within cash and cash equivalents balance.
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
Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, prompt pay discounts, and co-pay card redemptions, all of which are established at the time of sale. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). No significant revisions were made to the methodology used in determining these provisions during the years ended December 31, 2017 and 2016. The following briefly summarizes the nature of our significant provisions:

•	managed care rebates, which are based on the estimated end user payor mix and related contractual rebates

•	distribution fees, prompt pay and other discounts, which are recorded based on specified payment terms, and which vary by customer; and

•	Co-pay card redemption charges which are based on the net transaction costs of prescriptions filled via a Company-subsidized card program

The Company believes that their estimates related to managed care rebates, distribution fees, prompt pay and other discounts, and co-pay card redemption costs do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.

The Company has entered into agreements with wholesalers, distributors and third-party payors throughout the United States. These agreements may include product discounts or rebates payable by the Company to third-party payors upon dispensing V-Go to patients. Additionally, these agreements customarily provide such wholesalers and medical supply distributors with rights to return purchased products within a specific timeframe, as well as prior to such timeframe if the product is damaged in the normal course of business. The Company's wholesaler and medical supply distributor customers can generally return purchased product during a period that begins six months prior to the purchased V-Go kit expiration date and ends one year after the expiration date. Each V-Go kit expiration date is determined by adding 36 months to the date of manufacture. Returns are no longer honored after delivery to the patient.

The Company has historically been unable to reasonably estimate future returns due to lack of sufficient historical return data trends for V-Go. Accordingly, the Company invoices its customers, records deferred revenue equal to the gross invoice sales price less estimated cash discounts and distribution fees, and records a related deferred cost of goods sold. The Company defers recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which is once the Company receives evidence that the product has been distributed to patients based on their analysis of third-party information. See "Recently issued accounting policies disclosed below for expected implementation estimates associated with the adoption of ASU 2014-09, Revenue from Contracts with Customers.

Major Customers and Concentration of Credit Risk
As discussed above, the Company ships product to third-party wholesalers and medical supply distributors that, in turn, sell this product to retail pharmacies or directly to patients with diabetes.
Estimated revenue from significant customers as a percentage of the Company’s consolidated gross revenue was as follows:

	Year Ended December 31,
	2017	2016
McKesson Corporation	38.3%	35.7%
AmerisourceBergen Corporation	28.0%	31.0%
Cardinal Health	24.6%	24.3%
The Company’s three largest customers accounted for receivables in excess of ten percent of gross accounts receivable at December 31, 2017 and 2016:

	December 31,
	2017	2016
Amerisource Bergen Corporation	32.3%	47.0%
McKesson Corporation	35.4%	25.4%
Cardinal Health	22.6%	17.0%
The Company believes that these customers are of high credit quality and that the Company is not subject to unusual risk with respect to such customers, and generally does not require collateral.
The Company maintains an allowance for doubtful accounts amounting to a de minimis value as of December 31, 2017 and 2016.
Major Vendors
The Company maintains a single vendor for production of all finished goods inventory. During the years ended December 31, 2017 and 2016, the Company had aggregate purchases from this vendor of $7.9 million and $6.4 million, respectively.
Inventories
Inventories consists of raw materials, work in process and finished goods, which are valued at the lower of cost or net realizable value. Cost is determined on a first in, first out ("FIFO"), basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. Economic conditions, customer demand and changes in purchasing and distribution can affect the carrying value of inventory. As circumstances warrant, the Company records provisions for potentially obsolete or slow moving inventory and lower of cost of market inventory adjustments. In order to determine such adjustments, the Company evaluates the age, inventory turns, future sales forecasts and the estimated fair value of inventory.
Property and equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repairs are expensed when incurred.
Construction-in-Progress

Assets under construction at manufacturing facilities are capitalized as construction-in-progress. The cost of construction-in-progress comprises its purchase price and any costs directly attributable to bringing it into working condition for its intended use. Construction-in-progress amounts incurred at manufacturing facilities are presented as a separate asset within property and equipment. Construction-in-progress is not depreciated. Once the asset is complete and available for use, depreciation is commenced.
Impairment of Long-Lived Assets
Long-lived tangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment review process is based upon an estimate of future undiscounted cash flow. Factors they consider that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	significant negative industry or economic trends

•	significant technological changes, which would render equipment and manufacturing processes obsolete
Recoverability of assets that will continue to be used in their operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. During the fourth quarter of 2017, the Company performed further analyses of the year-to-date results of operations, compared them with earlier projections and determined that revenues and cash flows from operations were lower than the previously planned amounts. As a result, the Company revised its long term projections of future cash flows, which triggered an impairment review. The impairment review evaluated the estimated future undiscounted cash flows related to specific asset groups and determined that certain long lived assets would require impairment (See Note 5).
Warrants
The Company accounts for warrant instruments warrants are accounted for as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other income (expense), until the earlier of their exercise or expiration or the completion of a liquidation event.
Income taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date (see Note 13 for impact of December 22, 2017 enacted "Tax Cuts and Jobs Act"). The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized. Changes in recognition and measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are included in income tax expense.
Research and development expenses
Research and development expenses are expensed as incurred and are primarily comprised of the following types of costs incurred in performing research and development activities:

•	contract services;

•	testing samples and supplies;

•	salaries and benefits; and

•	overhead and occupancy costs.
Advertising
Advertising costs, which include promotional expenses, are included in selling, general and administrative expenses in the consolidated statements of operations and are expensed as incurred. Advertising expenses were $8.5 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively.
Share-based compensation
The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award.
The fair value of stock options on the date of grant is calculated using the Black Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of substantial company-specific historical volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by the actual awards forfeited.
Compensation cost for restricted stock awards issued to employees is measured using the grant date fair value of the award, and expense is recognized over the service period, adjusted to reflect actual forfeitures.
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
Please refer to Note 9 Fair Value Measurements for further discussion of the fair value of financial instruments.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company has determined that it will use the modified retrospective approach for adoption. The Company had previously deferred recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which was once the Company received evidence that the product had been distributed to patients based on analysis of third-party information. Upon adoption, management has determined that the variable consideration associated with rebates, chargebacks and other discounts can continue to be estimated and that there are no return estimate constraints for which it is considered probable that a subsequent change in the estimate would result in a significant revenue reversal under ASU 2014-9. Accordingly, the Company will no longer use the “sell through” approach to recognition and will accelerate the recognition of revenue upon sale to the distributor. The variable consideration associated with sales returns will be estimated based on the probability weighted expected value approach. The Company is substantially complete with its evaluation of the adoption effect on its financial statements. In connection with its adoption of ASC 606, the Company expects to record a cumulative-effect adjustment to reduce retained earnings by $0.5 million upon adoption. This adjustment reflects the acceleration of $1.5 million in revenues, net and $0.5 million in costs of revenue associated with the deferred revenue and related costs at December 31, 2017 as well the reserve for returns approximately $1.5 million.
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
In August 2016, the FASB issued ASU No. 2016 -15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments that addresses eight specific cash flow presentation and classification issues with the objective of reducing the existing diversity in practice. This amendment is effective for the Company in the fiscal year beginning after December 15, 2017, but early adoption is permissible. The Company does not expect the adoption to have a material impact on the financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2018, but early adoption is permissible. The Company has early adopted ASU 2016-18 in this financial statement.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects that the adoption will not have a material impact on its financial statements.

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
4. INVENTORY
Inventory, net consists of:

	December 31,
(Dollars in thousands)	2017	2016
Raw materials	$1,368	$1,117
Work in process	1,972	1,434
Finished goods	4,765	6,833
Total	$8,105	$9,384
Cost is determined on a FIFO basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at December 31, 2017 and 2016 were $0.3 million and $1.0 million, respectively.
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful lives	2017	2016
Machinery and equipment	5-10	$10,552	$15,150
Computers and software	3	1,382	1,343
Leasehold improvements	6-10	425	212
Office equipment	5	89	89
Furniture and fixtures	5	187	206
Construction in process		135	114
Total		12,770	17,114
Accumulated depreciation		(7,301)	(6,895)
Property and equipment, net		$5,469	$10,219
Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $1.9 million and $2.0 million respectively. For the years ended December 31, 2017 and December 31, 2016, the Company received proceeds and recognized a gain of $0.2 million and $0.1 million, respectively on the sale of property and equipment, which was previously written off or fully depreciated.
The Company evaluated long-lived assets and deemed certain manufacturing lines in China to be impaired. Impairment expense for the years ended December 31, 2017 and December 31, 2016 was $3.7 million and $0.0 million, respectively.

6. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES
The Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2017	2016
Compensation	$2,830	$2,875
Marketing services	109	949
Distribution agreements and managed care costs	1,330	959
Professional fees	926	291
Franchise taxes	53	52
Travel expenses	157	53
Manufacturing expenses	260	89
Other accruals	133	264
Total	$5,798	$5,532

7. DEBT
The Company had the following debt outstanding:

	December 31,
(Dollars in thousands)	2017	2016
Senior secured debt	$25,000	$50,000
Payment-in-kind (PIK) interest	7,929	3,852
Issuance costs	(125)	(214)
Total senior secured debt, net	32,804	53,638
Other note payable	2,500	5,000
Payment-in-kind (PIK) interest	705	340
Total other note payable	3,205	5,340
Total debt	$36,009	$58,978
On May 23, 2013, the Company entered into the Term Loan of $50.0 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term (the “Term Loan” or the “Senior Secured Debt”). In 2015, the Company did not meet the minimum revenue covenant of $50.0 million contained in the Term Loan agreement. Also, the Company did not meet the capital financing targets and was not able to maintain adequate operating cash and working capital, all of which triggered the occurrence of a Material Adverse Change as stipulated within the Term Loan agreement. The Company entered into a series of forbearance agreements, which extended the repayment terms through May 3, 2016.
On January 22, 2016, the Company and CRG amended the forbearance agreement to extend the forbearance period to March 31, 2016. As part of the terms within the forbearance agreement, the Company issued warrants to CRG exercisable into 16.0 million shares of private company Series AB Preferred Stock at $1.25 per share. The warrant had a term of one year. The warrant fair value at the date of issuance was determined to be $4.0 million, using the Black-Scholes option pricing model (see note 8 below). The warrant was accounted for as a debt discount and amortized through to May 3, 2016, when the Term Loan was restructured.
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company entered into the Second Amended and Restated Term Loan Agreement to restructure its Term Loan and WCAS Note, which extended the payment term of respective principal balances of $50.0 million and $5.0 million to March 31, 2021 and September 8, 2021, respectively. On February 9, 2017, the CRG payment terms were further amended to extend the repayments to March 31, 2022.
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

During the years ended December 31, 2017 and 2016, the Company incurred non-cash interest expense of $4.4 million and $7.8 million, respectively.
Senior Secured Debt
The Term Loan is secured by substantially all of the Company’s assets, including its material intellectual property. The Term Loan originally bore interest at 11% per annum and compounds annually. Until the third anniversary of the Term Loan, the Company had the option to pay quarterly interest of 7.5% in cash and 3.5% paid-in-kind, or PIK, interest which is added to the aggregate principal amount of the Term Loan on the last day of each quarter. Thereafter, interest on the Term Loan was payable only in cash.
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the Term Loan. CRG converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock (see WCAS Note Payable for additional conversions during 2016). The private company Series AB shares were then converted into 256,744 of the Company’s common stock upon the 2016 Merger and all private company shares of common stock were canceled upon the 2016 Merger. The principal balance was restated as $50.0 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which were set to commence on June 30, 2018, but have been adjusted to commence on June 30, 2019 as a result of the February 9, 2017 amendment. The amended repayment of principal on amounts borrowed under the Term Loan was modified to March 31, 2022.
On March 28, 2017, upon completion of the public offering, CRG converted $25.0 million of the principal balance of the Term Loan into  2,500,000 shares of the Company's newly designated Series A Preferred Stock at a conversion rate of $10 per share. The principal balance of the Term Loan was restated as $25.0 million.

The restructured Term Loan agreement contained a financial covenant, which required the Company to maintain a minimum cash balance of $5.0 million. In February 2017, this covenant was amended to require the Company to maintain a minimum cash balance of $2.0 million. As of December 31, 2017, the Company was in compliance with the financial covenant in the restructured Term Loan agreement, as the Company held cash and cash equivalents of $26.0 million, which includes $0.5 million of restricted cash.
Other Note Payable
In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note or the Other Note Payable, to WCAS Capital Partners IV, L.P., or WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. On May 23, 2013, the WCAS Note was amended such that the note then bore interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. Upon a change in control, the WCAS note must be prepaid in an amount equal to the outstanding principal balance plus accrued and unpaid interest. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. The Company may pay off the WCAS Note at any time without penalty.
Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured its WCAS Note. WCAS converted its outstanding accrued interest and fees of $2.1 million to 1,660,530 shares of private company Series AB preferred stock, which were then converted into 49,526 shares of common stock of the Company upon the merger. At the time of the debt restructuring, $0.7 million of remaining debt issuance costs were extinguished and recorded against equity as the lender is also a shareholder of the Company.
On March 28, 2017, $2.5 million of the WCAS Note was converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. WCAS received 250,000 preferred shares. The remaining principal balance of $2.5 million was amended to decrease the interest rate back to 10% per annum, payable entirely as PIK interest with a debt maturity date of September 21, 2021. No interest payments are required during the term of the loan.

8. DERIVATIVE LIABILITY
Private Company Series AB Preferred Stock Warrants
On January 29, 2016, Valeritas, Inc. issued CRG warrants to acquire 16,000,000 shares of its Series AB Preferred Stock at an exercise price of $1.25 with term of one year from the date of issuance. The warrants were accounted as a derivative liability at fair value because the warrants represented a conditional obligation of the Company to repurchase its shares upon a deemed liquidation event. All shares of Valeritas' Series AB Preferred Stock were cancelled
In 2016, CRG exercised warrants to acquire 5,900,000 shares of Valeritas' Series AB Preferred Stock (which represents 175,938 shares of the Company's common stock post-merger) for gross proceeds of $7.4 million. The fair value of exercised warrants of $1.6 million was reclassified from derivative liability to additional paid in capital. On May 3, 2016, the Company cancelled any outstanding warrants to acquire shares of Valeritas' Series AB Preferred Stock. The remaining derivative liability balance of $3.0 million was reclassified from derivative liability to additional paid in capital upon cancellation of the unexercised warrants, and as such, this liability no longer exists.
Placement Agent Warrants
The Company also issued 10,390 warrants to acquire shares of its common stock to the placement agents in the private placement offering that was conducted as part of the 2016 Merger (the “PPO”). The warrants have a term of five years. The warrants are accounted for as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.
The fair value of the warrants at the date of issuance was $0.3 million. At December 31, 2017 and December 31, 2016, the fair value of the warrants was estimated to be $0.0 million and $0.2 million, respectively, based on the Black Scholes option pricing model. Key assumptions used to apply this model were as follows:

	May 3, 2016	December 31, 2016	December 31, 2017
Dividend yield	—	—
Expected volatility	80.0%	67.0%	69.0%
Risk-free rate of return	1.22%	1.93%	2.20%
Expected term (years)	5.0	4.3	3.3
Fair Value per share	$25.60	$21.36	$0.09
The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2016	10,390	$40.00	4.3 years
Warrants exercised	—	—
Outstanding and exercisable—December 31, 2017	10,390	$16.22	3.3 years
On March 28, 2017, the Company sold 5,250,000 shares of its common stock in an underwritten public offering, in which it received net proceeds of approximately $48.8 million. The offering price of $10.00 per share was less than the exercise price of the outstanding warrants. Pursuant to the terms of the warrants issued, the exercise price of those warrants was reduced as a result of the offering.

9. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2017 and 2016 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement.
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

(Dollars in thousands)	As of December 31, 2017 Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability—warrant	$1	—	—	1

(Dollars in thousands)	As of December 31, 2016 Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability—warrant	$222	—	—	222
The Company’s derivative liabilities are classified within Level 3 because they are valued with an option pricing model, where certain inputs to the model are unobservable and reflect the Company’s assumptions as to what market participants would use.
The warrants were valued using the Black Scholes option pricing model (refer to note 8). The life of the warrant is equal to the weighted average remaining contractual life of the warrants. The volatility utilized is based upon the volatilities observed from publicly traded companies that are comparable to the Company. To date, the Company has not declared or paid dividends to any of its shareholders so the assumed dividend rate is zero. The short term risk-free rate utilized is the yield on US Treasury STRIPS corresponding to the life of the warrant.
The following table presents the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2017:

(Dollars in Thousands)
Balance, December 31, 2015	$—
Issuance of private company Series AB preferred warrant	4,000
Increase for fair value adjustment of warrant liability	662
Decrease for fair value adjustment of exercised warrant	(1,557)
Cancelled warrants	(3,036)
Issuance of common stock warrant in PPO	266
Decrease for fair value adjustment of warrant	(113)
Balance, December 31, 2016	222
Decrease for fair value adjustment of warrant	(221)
Balance, December 31, 2017	$1

10. RELATED PARTY TRANSACTIONS
On September 8, 2011, the Company issued the WCAS Note. Certain affiliates of WCAS are also common stock shareholders as of December 31, 2017. Concurrently with the closing of the 2016 Merger on May 3, 2016, the Company restructured the WCAS Note. WCAS converted $2.1 million of outstanding interest into 1,660,530 shares of Series AB Preferred Stock, which was converted to 49,526 shares of common stock of the Company.

During the year ended December 31, 2016, CRG participated in additional Series AB financings and exercised its Series AB warrants to acquire additional 10,276,030 shares of Valeritas' Series AB Preferred Stock (which represents 314,761 shares of the Company's common stock after the 2016 Merger) of the Company for gross proceeds of $12.8 million. CRG converted its outstanding accrued interest and prepayment premium of approximately $16.5 million into 8,609,824 shares of Valeritas' Series AB preferred stock and 4,649,859 shares of Valeritas' common stock. The share of Series AB Preferred Stock were then converted into 256,744 shares of the Company’s common stock and all shares of Valeritas' capital stock were canceled upon closing of the 2016 Merger. Upon the closing of the 2016 Merger, the aggregate CRG shares of Series AB Preferred Stock were exchanged for 685,970 shares of common stock in the Company. CRG also took part in the Private Placement (see Note 11), contributing an additional $20.0 million for 500,000 shares of the Company's common stock of Valeritas Holdings. CRG held an aggregate of 5,185,968 and 1,185,970 shares of the Company at December 31, 2017 and 2016, respectively.
During the year ended December 31, 2017, CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, into 2,500,000 and 250,000 shares of the Company's Series A Convertible Preferred Stock, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity as the lender is also a shareholder of the Company.
On March 28, 2017, CRG participated in the Company's initial public offering of common stock, in which it acquired 4,000,000 shares for $40.0 million.
11. STOCKHOLDERS’ DEFICIT
As a result of the 2016 Merger, the Company's capital structure consisted of 300,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of blank check preferred stock.
In connection with the Private Placement, the Company issued approximately 0.6 million shares of its common stock at a purchase price of $40.00 per share, for proceeds of approximately $24.0 million, net of financing costs. Existing investors of the Company invested $20.0 million in the Private Placement.
On March 8, 2017, the Company’s stockholders approved, and the Company’s board of directors subsequently adopted, an eight-for-one reverse stock split of the Company’s common stock and an increase of the Company's authorized blank check preferred stock from 10,000,000 to 50,000,000 shares. All share and per share numbers in these financial statements have been retrospectively adjusted to reflect the eight-for-one reverse stock split.
On March 28, 2017, the Company closed its initial public offering of 5,250,000 shares of common stock at a purchase price of $10.00 per share, for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares. CRG and WCAS received 2,500,000 and 250,000 of the Company's Series A Convertible Preferred Stock, respectively.
On September 20, 2017, the Company entered into a common stock purchase agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, at the Company’s discretion, Aspire Capital would be committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over the 30-month term of the agreement. As an inducement into entering into the purchase agreement, Aspire Capital was granted the Commitment Shares. The purchase agreement was later terminated.
On January 7, 2018, the Company entered into the Purchase Agreement with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of the Company’s common stock (the "Purchase Shares") over the 30-month term of the Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell up to an aggregate of 1,375,868 shares of its common stock (which represents 19.99% of the Company’s outstanding shares of common stock on January 7, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 1,375,868 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the Commitment Shares, is equal to or greater than the Minimum Price. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00.

On February 12, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222454) for the Purchase Shares and the Commitment Shares became effective. The Company has not issued any shares of its common stock to Aspire Capital under the Purchase Agreement, aside from the Commitment Shares. As of December 31, 2017, the Company has not exercised any purchase rights under the Purchase Agreement.
On January 26, 2018, the Company entered into the ATM Agreement FBR with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017.
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
Equity Compensation Plans
Total stock-based compensation expense related to stock options and restricted stock was $5.6 million and $3.8 million for the year ended December 31, 2017 and 2016, respectively, and classified in the consolidated statements of operations as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Cost of goods sold	$203	$68
Research and development expenses	1,425	526
General and administrative expenses	3,955	3,198
Total share-based compensation	$5,583	$3,792
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the “ESPP”), which was established in 2017, the Company is authorized to issue up to 2% of the shares of its capital stock outstanding as of May 3, 2017. The purchase price of the stock will not be less than 85% of the lower of (i) the fair market value per share of the Company's common stock on the start date of the offering period or (ii) the fair market value on the purchase date. The fair market value per share of the Company’s common stock on any particular date under the ESPP will be the closing selling price per share on such date on the national stock exchange serving as the primary market for the Company’s common stock at that time (or if there is no closing price on such date, then the closing selling price per share on the last preceding date for which such quotation exists). Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.
The Company recognized $0.1 million of compensation expense for the year ended December 31, 2017.
Shares of the Company's common stock will be offered for purchase under the ESPP through a series of successive offering periods. Each offering period will be comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant will be granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period. As of December 31, 2017, no purchase rights have been requested and no shares have been granted under the ESPP.
2008 and 2014 Equity Compensation Plans
The final option grant under the 2008 Equity Compensation Plan (the "2008 Plan") was made on May 27, 2014. No awards were issued in 2017 or 2016 under this plan. The Company recognized share based compensation expense related to awards issued under the 2008 Plan for the year ended December 31, 2017 and 2016 of $0.0 million and $0.2 million respectively. In 2016 the 2008 Plan was terminated. All outstanding options of 20,307,149 units were cancelled. As a result of the cancellation of the plans, the Private Company recognized a one-time expense of $0.9 million during 2016.
The Company recognized share based compensation expense related to awards issued under the 2014 Equity Compensation Plan ("2014 Plan") for the years ended December 31, 2017 and 2016 of $0.0 million and $0.7 million, respectively. The 2014 Plan was terminated on May 3, 2016 and all outstanding options then were cancelled. On May 3, 2016, the 2014 Plan was terminated and all options outstanding thereunder were cancelled. As a result of the cancellation of the plan, the Company recognized a one-time expense of $0.7 million during 2016.
2016 Employee Equity Compensation Plan
The Company's 2016 Equity Incentive Compensation plan (the “2016 Plan”) was established concurrently with the 2016 Merger on May 3, 2016. The 2016 Plan permits the Company to grant cash, stock and stock-based awards to its employees, consultants and directors. The 2016 Plan includes (i) the discretionary grant program under which eligible persons may be granted options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, or stock appreciation rights, or SARs; (ii) the stock issuance program under which eligible persons may be issued direct stock, restricted stock awards, restricted stock units, performance shares or other stock-based awards; and (iii) the incentive bonus program under which eligible persons may be issued performance unit awards, dividend equivalent rights or cash incentive awards. The Company initially had 2,116,004 shares available for issuance under the 2016 Plan. At December 31, 2017, an aggregate of 405,620 shares of the Company’s common stock were available for issuance under this plan.
The options generally vest over a period of three or four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the date the option was granted. The restricted stock awards vest on the first, second and third anniversaries of the original grant date. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
Stock Options
2016 Employee Equity Compensation Plan stock option activity for the year ended December 31, 2017 was as follows:

	Shares	Weighted- average exercise price	Weighted- average contractual life	Aggregate intrinsic value (dollars in thousands)
Options outstanding at December 31, 2015	—	$—	—	—
Granted	260,725	40.16	10.00 years	37
Forfeited / Cancelled	(7,875)	40.00	—	—
Options outstanding at December 31, 2016	252,850	40.16	9.41 years	37
Granted	1,452,550	7.11	10.0 years	$91
Forfeited / Cancelled	(43,650)	—	—	—
Options outstanding at December 31, 2017	1,661,750	11.96	9.12 years	75
Options vested and exercisable as of December 31, 2017	493,423	15.64	9.01 years	2
Options vested and expected to vest as of December 31, 2017	1,661,750	$11.96	9.12 years	$75
Share based compensation related to options issued under 2016 Plan was $3.9 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively. The weighted average grant date fair value of options granted under the 2016 Plan during the years ended December 31, 2017 and 2016 was $4.39 and $24.56, respectively. The total grant date fair value of options that vested during both the years ended December 31, 2017 and 2016 was $4.7 million and less than $0.1 million, respectively. There have been no option exercises under the 2016 Plan. As of December 31, 2017 there remained $7.0 million of unrecognized share-based compensation expense related to unvested stock options issued under the 2016 Plan to be recognized as expense over a weighted average period of 2.10 years.
The fair value of the options at the date of issuance was estimated based on the Black Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	Weighted Average on Grant Date
	2017	2016
Dividend yield	—	—
Expected volatility	69.01%	67.04%
Risk-free rate of return	2.05%	1.44%
Expected term (years)	5.82	6.12
Fair Value per share	$4.39	$24.56
Restricted Stock
During 2017 and 2016, the Company issued restricted stock awards to employees and key consultants. The majority of the grants vest on the first, second and third anniversaries of the original grant date. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are outstanding and ultimately expected to vest. The stock compensation recognized is reduced when forfeitures occur. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest. Restricted stock award activity for the year ended December 31, 2017 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	—
Awards granted	56,693
Awards vested and issued	(6,093)
Awards forfeited	(1,963)
Non-vested awards outstanding at December 31, 2016	48,637
Awards granted	30,000
Awards vested and issued	(47,658)
Awards forfeited	(979)
Non-vested awards outstanding at December 31, 2017	30,000
Share based compensation related to restricted stock issued under 2016 Plan was $1.7 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. The fair value of the restricted stock on the date of issuance granted during 2017 and 2016 was estimated to be $0.1 million and $2.3 million, respectively, and $0.0 million remains in unrecognized compensation related to these awards. The non-vested awards outstanding were not issued under the 2016 Plan.
12. RESTRUCTURING
In February 2016, as part of a restructuring plan, the Company underwent a labor force reduction. The total restructuring costs were $2.7 million and consisted of $1.2 million severance expense and $1.5 million of retention bonuses. The retention bonuses were paid in two installments over the 12 months following the commencement of the restructuring plan.
The Company accrued the retention bonus monthly on a straight line basis through the retention period. The second and final installment of the retention bonus was paid in February, 2017. As of December 31, 2016, the severance accrual was $0.3 million. During 2017, $0.3 million in payments were made and there is no balance as of December 31, 2017.

13. INCOME TAXES
Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following:

	Year ended December 31,
(Dollars in thousands)	2017	2016
Computed “expected” tax expense	$(16,758)	$(15,765)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance	(40,114)	9,506
State taxes, net of federal benefit	607	(141)
Federal research and development credits	(236)	(21)
Change in Federal Tax Rate	56,105	—
Cancellation of Options	—	3,451
Nondeductible Interest	—	1,976
Stock Compensation	—	831
Other, net	396	163
Total income tax expense/(benefit)	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Intangible assets	$6,279	$10,062
Net operating loss carryforwards	82,069	117,123
Federal and state credit carryforwards	2,664	2,208
Plant and equipment, due to depreciation and impairment	182	1,100
Inventory reserves	219	589
Other deductible temporary differences	3,178	3,623
Total gross deferred tax assets	94,591	134,705
Less valuation allowance	(94,591)	(134,705)
Net deferred tax assets	$—	$—
At December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of $380.3 million which are available to offset future federal taxable income, if any. The federal net operating losses begin to expire in 2028. The Company had net operating loss carryforwards for state income tax purposes of $56.2 million which are available to offset future state taxable income, if any.
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
The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $94.6 million and $134.7 million, respectively. The net change in the total valuation allowance was a decrease of $40.0 million in 2017 and an increase of $9.5 million in 2016. The valuation allowance is primarily related to net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that a full valuation allowance is necessary at December 31, 2017.
The Company did not have any unrecognized tax benefits at December 31, 2017 and 2016.
The statute of limitations for assessment by the Internal Revenue Service, or the IRS, and state tax authorities is closed for tax years prior to December 31, 2014 for federal tax purposes and for years prior to December 31, 2014 or 2013 for state tax purposes, although carryforward attributes that were generated in years prior to 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress.

In December 2015, U.S. legislation was enacted to permanently reinstate the Research & Development tax credit (R&D tax credit) which had expired on December 31, 2014. In 2017 and 2016, the Company recorded a benefit of approximately $236,000 and $21,000, respectively, for the 2017 R&D Credit.
The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017 the Company did not have any repatriation of foreign income therefore we recognized a provisional amount of $0.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, the Company is still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $56 million which was fully offset with a valuation allowance against our deferred taxes.

14. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution retirement plan for employees pursuant to Section 401(k) of the Internal Revenue Code under which eligible employees can defer a portion of their annual compensation. The Company provides an annual matching contribution based on a percentage of the employee’s contributions. The Company recorded an expense for the matching contributions to the plan for the years ended December 31, 2017 and 2016 of $0.2 million and $0.2 million, respectively.
15. NET LOSS PER SHARE
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2017 and 2016 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
During the year ended December 31, 2017, the Company issued shares of its Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding at December 31, 2017 and 2016 were not included in the computation of common shares for the years then ended.

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Stock options	1,661,750	252,850
Warrants	10,390	10,390
Restricted stock	30,000	48,637
Preferred stock	2,750,000	—
Employee Stock Purchase Program	36,738	—
Total	4,488,878	311,877
16. COMMITMENTS
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
Rental expense under operating leases amounted to $1.9 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.
At December 31, 2017, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year Ended December 31:
2018	$453
2019	523
2020	534
2021	437
2022	436
2023	355
2024	34
Total	$2,772
Licensing Agreement
Pursuant to a formation agreement, dated as of August 22, 2006 (the "Formation Agreement"), BioValve Technologies, Inc. ("BioValve") and BTI Technologies Inc. ("BTI"), a wholly owned subsidiary of BioValve, contributed to Valeritas, Inc. (formerly Valeritas, LLC) all of their right, title and interest in and to all of the assets, properties and rights of BioValve and BTI to the extent related to BioValve’s drug delivery/medical device initiative, consisting of patents and equipment, hereafter referred to as the Device Assets.
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of December 31, 2017 and 2016, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in the V-Go or any current products under development.

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
Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2017, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework), or the 2013 Framework. Based on management's assessment, the Company's management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.
Changes in Internal Controls
Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, management implemented steps to remediate the material weakness identified during 2016 related to policies and procedures which were not adequately documented and (ii) lack of proper approval processes and review processes and documentation of such reviews. The Company has engaged a third party to review our processes and as a result, we have implemented additional controls, including, but not limited to increased levels of accounting expertise, documented review and approvals and documented policies and procedures.

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1*
Agreement and Plan of Merger and Reorganization, dated as of May 3, 2016, by and among the Registrant, Valeritas Acquisition Corp. and Valeritas, Inc. (Incorporated by reference, Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference, Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.2*
Certificate of Merger of Valeritas Acquisition Corp. with and into Valeritas, Inc., filed May 3, 2016. (Incorporated by reference, Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.3*	Amended and Restated Bylaws of the Registrant (Incorporated by reference, Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.4*
Form of Certificate of Designation of Series A Convertible Preferred Stock of Valeritas Holdings, Inc. (Incorporated by reference, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

3.5*
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed March 13, 2017)

3.6*
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference, Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed March 13, 2017)

4.1*
Registration Rights Agreement, dated as of January 7, 2018, by and between the Registrant and Aspire Capital (Incorporated by reference, Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38038), filed January 8, 2018)

10.1*
Split-Off Agreement, dated as of May 3, 2016, by and among the Registrant, CYGM Operating Corp. and Leisa Swanson (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.2*
General Release Agreement, dated as of May 3, 2016, by and among the Registrant, CYGM Operating Corp. and Leisa Swanson (Incorporated by reference, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.3*
Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (Incorporated by reference, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.4*	Form of Lock-Up and No Short Selling Agreement for 80% of shares held prior to the 2016 Merger, by and between the Registrant and certain shareholders

10.5*
Form of Subscription Agreement between the Registrant and the investors party thereto (Incorporated by reference, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.6*	Form of Placement Agent Warrant for common stock of the Registrant (Incorporated by reference, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

10.7*	Form of Registration Rights Agreement (Incorporated by reference, Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.8*†	The Registrant’s 2016 Equity Incentive Plan (Incorporated by reference, Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.8.1*†	Amendment to the Registrant’s 2016 Equity Incentive Plan

10.9*†	Form of Stock Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference, Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.10*
Term Loan Agreement, dated May 24, 2013, by and between Valeritas, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, and the guarantors party thereto (Incorporated by reference, Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.11*
Amended and Restated Term Loan Agreement, dated August 5, 2014, among Valeritas, Inc., as borrower, Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, and the guarantors party thereto (Incorporated by reference, Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.12*
Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016, by and between Valeritas, Inc., a borrower, Valeritas Holdings, Inc., as Guarantor, Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Parallel Investment Opportunities Partners II L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P., Capital Royalty Partners II (Cayman) L.P., as lenders, and the guarantors party thereto (Incorporated by reference, Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.13*
Joinder Agreement to Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016, in favor of Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Parallel Investment Opportunities Partners II L.P., Capital Royalty Partners II (Cayman) L.P., and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P., as the Secured Parties, and Capital Royalty Partners II L.P., as Control Agent (Incorporated by reference, Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.14*
Limited Forbearance Agreement, dated May 18, 2015, by and between the Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II- Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.15*
Amendment No. 1 to Limited Forbearance Agreement, dated September 28, 2015, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.16*
Amendment No. 2 to Limited Forbearance Agreement, dated November 13, 2015, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.17*
Amendment No. 3 to Limited Forbearance Agreement, dated December 21, 2015, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.18*
Amendment No. 4 to Limited Forbearance Agreement, dated January 29, 2016, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.19*
Amendment No. 5 to Limited Forbearance Agreement, dated March 25, 2016, by and among Valeritas, Inc., Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.20*
Amendment No. 6 to Limited Forbearance Agreement, dated April 30, 2016, by and among Valeritas, Inc. and Valeritas Security Corporation, as Guarantor and the undersigned Lenders. (Incorporated by reference, Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.21*
Termination of Forbearance Agreement, dated May 3, 2016, by and among Valeritas, Inc., Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.22*
Lease, dated October 20, 2009, by and between Valeritas, Inc. and BTCT Associates, L.L.C., as amended on January 17, 2013, in respect of the building located at 750 Route 202, Bridgewater, New Jersey 08807 (Incorporated by reference, Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.23*
Lease, dated December 22, 2006, by and among Valeritas, LLC, The Taming of the Shrewsbury, LLC, O’Neill Partners, LLC and Chanski, LLC, as amended on April 24, 2009, in respect of the building located at 800 Boston Turnpike, Shrewsbury, Massachusetts 01545 (Incorporated by reference, Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.24*
Promissory Note, dated September 8, 2011, issued by Valeritas, Inc. to WCAS Capital Partners IV, L.P., in the original principal amount of $5,000,000, by Amendment No. 1 to Note, dated May 24, 2013. (Incorporated by reference, Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.25*	Amendment No. 1 to Note, dated May 24, 2013, by and between WCAS Capital Partners IV, LP and Valeritas, Inc.

10.26*	Amended and Restated Note, dated May 3, 2016, by and between WCAS Capital Partners IV, LP and Valeritas, Inc.

10.27*†	Employment Agreement, dated May 3, 2016, by and between Valeritas, Inc. and John E. Timberlake.

10.28*†
Employment Agreement, dated December 20, 2016, by and between Valeritas, Inc. and Matthew Nguyen (Incorporated by reference, Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 333-198807), filed February 21, 2017)

10.29*†
Employment Agreement, dated March 4, 2015, by and between Valeritas, Inc. and Geoffrey Jenkins (Incorporated by reference, Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.30*†
Employment Agreement, dated February 19, 2016, by and between Valeritas, Inc. and Mark Conley (Incorporated by reference, Exhibit 10.27 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.31*†
Employment Agreement, dated August 29, 2016, by and between Valeritas, Inc. and Erick J. Lucera Employment Agreement, dated December 20, 2016, by and between Valeritas, Inc. and Matthew Nguyen (Incorporated by reference, Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 333-198807), filed February 21, 2017)

10.32*†	Separation and Consulting Services Agreement, dated February 21, 2016, by and between Valeritas, Inc. and Kristine Peterson
10.33*†	Valeritas Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38038), filed June 9, 2017)
10.34*†	Form of Indemnification Agreement

10.35*
Series A Preferred Stock Purchase Agreement, dated as of February 14, 2017, by and among the Registrant, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. and WCAS Capital Partners IV, LP (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

10.36*
Registration Rights Agreement, dated as of February 14, 2017, by and among the Registrant, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. and WCAS Capital Partners IV, LP (Incorporated by reference, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

10.37*
Amendment No. 1 to Second Amended and Restated Term Loan Agreement, dated as of February 9, 2017, by and among the Company, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. and WCAS Capital Partners IV, LP (Incorporated by reference, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

10.38*
Office Lease Agreement dated as of May 10, 2017, by and among the Company and RFP Lincoln 293, LLC (Incorporated by reference, Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38038), filed May 12, 2017)

10.39*
Common Stock Purchase Agreement, dated as of January 7, 2018, by and between the Registrant and Aspire Capital (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38038), filed January 8, 2018)

10.40*
Amendment to 2016 Equity Incentive Plan, dated as of December 5, 2017. (Incorporated by reference, Exhibit 10.1 to the Registrant's Current Report on Form8-K (File No. 001-38038), filed December 7, 2017)

21.1*	Subsidiaries of the Registrant Incorporated by reference, Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-22454), filed January 8, 2018)

23.1**	Consent of Friedman LLP

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2**	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to our Form 8-K (File Number 333-198807), filed with the SEC on May 9, 2016.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERITAS HOLDINGS INC.

Date: February 28, 2018	By:	/s/ John E. Timberlake
John E. Timberlake
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Timberlake	President, Chief Executive Officer and Director	February 28, 2018
John E. Timberlake	(Principal Executive Officer)

/s/ Erick Lucera	Chief Financial Officer	February 28, 2018
Erick Lucera	(Principal Financial Officer)

/s/ Mark Conley	Vice President, Corporate Controller and Treasurer	February 28, 2018
Mark Conley	(Principal Accounting Officer)

/s/ Katherine Crothall, Ph.D.	Director	February 28, 2018
Katherine Crothall, Ph.D.

/s/ Luke Düster	Director	February 28, 2018
Luke Düster

/s/ Joe Mandato, DM	Director	February 28, 2018
Joe Mandato, DM

/s/ Rodney Altman, MD	Director	February 28, 2018
Rodney Altman, MD

/s/ Peter Devlin	Director	February 28, 2018
Peter Devlin

/s/ Brian K. Roberts	Director	February 28, 2018
Brian K. Roberts