Form 10-K/A
period 2017-12-31
Valeritas Holdings Inc.
filed 2018-04-30
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File No. 001-38038

Valeritas Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5648907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Route 202 South, Suite 600 Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip code)
(908) 927-9920
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	Nasdaq Capital Market
(Title of Class)	(Name of Exchange on Which Registered)

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
The number of outstanding shares of common stock of the registrant as of April 25, 2018 was 7,092,869.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) of Valeritas Holdings, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 28, 2018 (the “Original Form 10-K”, and together with the Amendment, the “Form 10-K”), to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2018 Annual Meeting of Stockholders within 120 days of December 31, 2017. With the exception of the inclusion of the information required by Part III, no information contained in the Original Form 10-K has been changed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

VALERITAS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Below are the names of and certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position
John E. Timberlake	53	Chief Executive Officer, President and Director
Erick J. Lucera	50	Chief Financial Officer
Mark Conley	56	Vice President, Corporate Controller and Treasurer
Geoffrey Jenkins	66	Executive Vice President, Manufacturing, Operations and Research & Development
Matthew Nguyen	48	Chief Commercial Officer
Joseph Saldanha	53	Chief Business Officer
Joe Mandato, D.M.	73	Director
Luke Düster	43	Director
Katherine D. Crothall, Ph.D.	68	Director
Rodney Altman, M.D.	55	Director
Peter Devlin	50	Director, Chair
Brian K. Roberts	46	Director
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
Erick J. Lucera has served as our Chief Financial Officer since August 2016. Since August 2017 Mr. Lucera has served as a member of the board of directors as chairman of the audit committee of AIT Therapeutics. From April 2015 to August 2016, Mr. Lucera served as the Chief Financial Officer, Treasurer and Secretary of Viventia Bio Inc., a late-stage oncology company. From December 2012 to April 2015, he served as Vice President, Corporate Development at Aratana Therapeutics, Inc., a specialty pharmaceutical company focused on companion animals. He served as Vice President, Corporate Development at Sunshine Heart, Inc. a medical device company from March 2012 to December 2012. Mr. Lucera served as Vice President, Healthcare Analyst at Eaton Vance Management, a global asset manager, from February 2008 to November 2011. Mr. Lucera also held various positions at Intrepid Capital Partners, Independence Investment Associates, LLC and Price Waterhouse & Co. from 1990 to 2008. Mr. Lucera earned a C.P.H. from Harvard University in 2001, an M.S.F. from Boston College in 1999, an M.B.A. from Indiana University in 1995 and a Bachelor’s Degree in Accounting from The University of Delaware in 1990. Mr. Lucera currently holds a CFA designation. Mr. Lucera previously held CMA and CPA designations, both of which are expired.
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
Joseph Saldanha has served as our Chief Business Officer since January 2018. From April 2016 to July 2017, Mr. Saldanha served as Vice President, Marketing and Business Development of MannKind Corporation. From January 2012 to May 2015, Mr. Saldanha was the General Manager, JULPHAR Diabetes for Gulf Pharmaceutical Industries. Mr. Saldanha has also worked on the Aventis-Pfizer partnership for Exubera and for Sanofi and its predecessors from 2001 to 2008, launching Actonel for osteoporosis in the U.S., and for Lantus in international markets from Paris.  Prior to that, from 2008 to 2010, Mr. Saldanha worked in business development at Johnson and Johnson Diabetes, where he helped bring both LifeScan for self-monitoring blood glucose and Animas for insulin pumps to the market. Mr. Saldanha also worked in the United Arab Emirates in a general management role with responsibility for insulin API, diabetes orals and injectables, and distribution of Dexcom CGM for the Middle-Eastern markets from 2012 to 2015. Mr. Saldanha earned a Bachelor of Science degree from Drexel University and a Master of Science degree from the University of Pennsylvania, both in Philadelphia.
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
Katherine D. Crothall, Ph.D. has served as a member of our board of directors since October 2016. Since 2010, Dr. Crothall has served as President, CEO and Chairman of the Board of Aspire Bariatrics, a company committed to providing safe and effective treatments for obesity to patients worldwide. Dr. Crothall was a Principal at Liberty Venture Partners, a venture capital firm, from 2006 until November 2010. Dr. Crothall was Founder, President and CEO of Animas Corporation, a manufacturer of insulin infusion pumps, from its inception to its acquisition by Johnson & Johnson Corporation in 2006. Dr. Crothall was also the Founder, President and CEO of two other medical device companies, Luxar Corporation, which was sold to ESC Medical, and Laakmann

Electro-Optics, which was sold to Johnson & Johnson. Dr. Crothall continued running Laakmann Electro-Optics for five years post-acquisition. Dr. Crothall received her B.S. from the University of Pennsylvania and her Ph.D. from the University of Southern California, both in Electrical Engineering. She holds over twenty patents and is the recipient of the Ernst & Young Entrepreneur of the Year Award and the Greater Philadelphia Raymond Rafferty Entrepreneurial Excellence Award. Dr. Crothall is a director of Adhezion BioMedical and Xanitos, Inc. She also sits on the Board of Overseers of the School of Engineering and Applied Sciences at the University of Pennsylvania. Dr. Crothall is qualified to serve as a director because of her extensive clinical and business experience, specifically in the healthcare industry.
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
Brian K. Roberts has served as a member of our board of directors and as chairman of the audit committee since July 2016. Mr. Roberts currently serves as chief financial officer of Tarveda Therapeutics and serves as a member of the board of directors and audit chairman of ViewRay. Most recently he served as the chief operating and financial officer of Avedro, Inc., a privately held biotechnology company leading the organization through FDA approval, manufacturing readiness and commercial launch of its lead combination drug and medical device product. Prior to Avedro, he served as CFO for Insulet Corporation, a tubeless insulin pump technology company. Under his supervision, Insulet grew from approximately $30 million to nearly $300 million in revenue, achieved operating profitability and increased its market capitalization to over $2 billion. Previously, Mr. Roberts served as CFO for Jingle Networks, a leader in mobile voice-ad services that was acquired by Marchex, and as CFO for Digitas, which was sold for $1.3 billion to Publicis Groupe. He holds a Bachelor of Science in accounting and finance from Boston College, is a certified public accountant, and served as an auditor with Ernst & Young LLP. Mr. Roberts is qualified to serve as a director because of his extensive business experience and financial and accounting insight.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this report anyone who filed a required report late during our most recent fiscal year. Based on our review of forms we received or written representations from reporting persons, we believe that all reports of securities ownerships and changes in such ownership required to be filed during the year ended December 31, 2017 were timely filed, except for Mr. Devlin, which was filed late in August 2017 due to administrative error.
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
Director Independence
Under the listing requirements and rules of the Nasdaq Capital Market, or Nasdaq, independent directors must compose a majority of a listed company’s board of directors within a one-year period following the completion of its initial public offering. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent within the meaning of applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the association of our directors with the holders of more than 5% of our common stock.
As a result of this review, our board of directors determined that all of our directors, other than Mr. Timberlake and Mr. Düster qualify as “independent” directors within the meaning of the Nasdaq rules. Nasdaq rules require that a majority of the board of directors and each member of our audit, compensation, and nominating and corporate governance committees be independent. We believe we are compliant with these independence requirements. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present. There are no family relationships among any of our directors or executive officers.
Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Each of Brian K. Roberts, Dr. Rodney D. Altman and Peter J. Devlin. qualify as an independent director pursuant to Rule 10A-3.
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

•	the Class I directors are Brian K. Roberts, Joe Mandato, D.M. and Katherine Crothall, Ph.D., and their terms will expire at our annual meeting of stockholders to be held during the year 2020;

•	the Class II directors are Peter Devlin and Rodney Altman, M.D., and their terms will expire at our annual meeting of stockholders to be held during the year 2018; and

•	the Class III directors are Luke Düster and John E. Timberlake, and their terms will expire at the annual meeting of stockholders to be held during the year 2019.

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

 Audit Committee
The members of our audit committee are Brian K. Roberts, Dr. Rodney D. Altman and Peter J. Devlin and Mr. Roberts serves as the chair. Our board of directors has determined that each of the members of our audit committee satisfies Nasdaq and SEC independence requirements and that Mr. Roberts qualifies as an audit committee financial expert within the meaning of SEC regulations. In making this determination, our board has considered the formal education and nature and scope of his previous experience. Our audit committee met seven times during the year ended December 31, 2017.
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

Item 11. Executive Compensation.
The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2017 and 2016. All amounts reflect compensation received from Valeritas. No figures referenced in this section have been adjusted to reflect the exchange ratio after consummation of the 2016 Merger.

Name and Principal Position	Year	Salary ($)	Option Awards(3) ($)	Stock Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
John E. Timberlake(2)	2017	414,577	1,335,000	—	174,900	5,400	1,929,877
Chief Executive Officer and President	2016	389,268	1,049,823	441,500	194,634	5,200	2,080,425
Erick Lucera(6)	2017	276,250	525,456	—	86,328	5,400	893,434
Chief Financial Officer	2016	85,000	368,430	—	29,750	1,200	484,380
Geoffrey Jenkins(7)	2017	242,287	961,200	—	90,858	28,846	1,323,191
Executive Vice President, Manufacturing, Operations and R&D	2016	367,937	546,061	250,000	128,778	19,046	1,311,822
Matthew Nguyen	2017	302,269	580,280	—	85,013	5,400	972,962
Chief Commercial Officer	2016	281,976	315,373	130,000	102,639	48,200	878,188
Former Executive Officer
Kristine Peterson(1)	2017	277,315	—	—	—	—	277,315
	2016	491,090	—	—	—	1,387	492,477

(1)	Resigned as Chief Executive Officer on February 22, 2016. Received monthly salary through August 2017. No other compensation was paid during 2017.
(2)
Appointed as Chief Executive Officer on February 22, 2016. Mr. Timberlake retained his title as President and Chief Commercial Officer until December 2016 when he was replaced by Mr. Nguyen as Chief Commercial Officer.

(3)
Represents the aggregate grant-date fair value of stock options and restricted stock granted during the indicated year computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

(4)	Represents amounts earned for the indicated year under our annual performance bonus program. For additional information, see “Annual Performance Bonuses” below.
(5)	Represents company matching contributions to 401(k) plan accounts and discretionary bonus payments.
(6)	Appointed as Chief Financial Officer on August 29, 2016.
(7)	Represents actual amounts paid. Base salary is presented on a FTE basis in the narrative disclosure below.
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

In February 2016, Valeritas’ Compensation Committee reviewed the annual salaries of the named executive officers and approved a 3% increase for Mr. Jenkins on his base salary and a 5% increase for Mr. Timberlake, effective February 24, 2016. Following the increases, the new base salary for Geoffrey Jenkins was $393,593 and for John E. Timberlake was $392,141.
In August 2016, Mr. Lucera was hired as our Chief Financial Officer with a starting base salary of $260,000. In December 2016, Mr. Nguyen was promoted to the position of Chief Commercial Officer with a starting base salary of $287,000.
In February 2017, our compensation committee reviewed the annual salaries of the named executive officers and approved a 3% increase for Mr. Jenkins on his base salary, a 6% increase for Mr. Lucera, a 5% increase for Mr. Nguyen and a 5% increase for Mr. Timberlake, effective February 27, 2017. Following the increases, the new base salary for Mr. Jenkins was $380,750, for Mr. Lucera was $275,000, for Mr. Nguyen was $300,000 and for Mr. Timberlake was $412,000.
In February 2018, our compensation committee reviewed the annual salaries of the named executive officers with the advice of the compensation committee’s consultant and recommended to the board of directors, and the board of directors subsequently approved, a 3.0% increase for Mr. Jenkins on his base salary, a 12.7% increase for Mr. Lucera, a 4.7% increase for Mr. Nguyen and a 9.2% increase for Mr. Timberlake, effective February 19, 2018. Following the increases, the new base salary for Mr. Jenkins was $392,102, for Mr. Lucera was $310,000, for Mr. Nguyen was $314,000 and for Mr. Timberlake was $450,000.
The 2016, 2017 and 2018 increases in base salary were made in recognition of our named executive officers’ individual performance and contributions to company performance in those years and as a result of comparing the compensation paid to our named executive officers with the compensation paid to other executive officers within our company’s peer group who have similar titles and perform similar roles to our named executive officers.
Annual Performance Bonuses
We offer our named executive officers the opportunity to earn annual cash bonuses that are intended to compensate them for achieving short-term company and individual performance goals. Our compensation committee establishes the target bonuses of our named executive officers, which are evaluated from time to time.
Each named executive officer’s target annual bonus is typically expressed as a percentage of base salary. For 2016, Mr. Timberlake’s target bonus was 50% of his base salary and Mr. Jenkins’ target bonus was 35% of his base salary. No bonus amounts were paid to either Mr. Lucera or Mr. Nguyen in 2016. For 2017, Mr. Timberlake’s target bonus was 75% of his base salary, Mr. Lucera's target bonus was 50% of his base salary, Mr. Nguyen's target bonus was 50% of his base salary and Mr. Jenkins’ target bonus was 50% of his base salary. In February 2018, our compensation committee reviewed the achievement of the foregoing target bonus percentages, and with the advice of the compensation committee’s consultant, recommended to the board of directors, and the board of directors subsequently approved, bonus payments for the named executive officers as set forth in the table above.
In February 2018, our compensation committee reviewed the target annual bonus for each named executive officer with the advice of the compensation committee’s consultant and recommended to the board of directors, and the board of directors subsequently approved, a target bonus for Mr. Timberlake of 75% of his base salary, a target bonus for Mr. Lucera of 50% of his base salary, a target bonus for Mr. Nguyen of 50% of his base salary, and a target bonus for Mr. Jenkins of 50% of his base salary.
For 2016 and 2017, annual cash bonuses were based on achievement of a combination of individual and corporate objectives. The 2016 and 2017 corporate objectives related to revenue, manufacturing efficiency and quality, financial management and fundraising. The 2016 and 2017 individual objectives for each named executive officer related to each named executive officer’s areas of responsibility within our company and the named executive officer’s ability to influence the success of those areas.
Actual payouts of 2016 and 2017 cash bonuses were determined by multiplying each named executive officer’s respective target amount by his base pay earnings for the fiscal year, multiplied by an individual bonus multiplier (0-150%), which was then multiplied by the company bonus multiplier (0-150%). The bonus multipliers represent our compensation committee's evaluation of company performance and each named executive officer’s individual performance against the established targets.
Notwithstanding the establishment of the performance components and the formula for determining the cash bonus payment amounts as described above, our compensation committee may exercise positive or negative discretion in determining the levels of achievement of performance goals or elect to award a greater or lesser amount to any named executive officer than the amount determined by the annual cash bonus formula if, in the exercise of its business judgment, our compensation committee determines that adjustments are warranted under the circumstances.

Equity Compensation
We offer stock options to our key employees, including our named executive officers, as the long-term incentive component of our compensation program, which we consider necessary to enable us and certain of our affiliates to obtain and retain services of these individuals, which we believe is essential to our long-term success. We typically grant stock options to key employees when they commence employment with us and may thereafter grant additional awards in the discretion of our board of directors. Our stock options generally allow key employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant, as determined by the plan administrator, and may be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.
In connection with our corporate merger in 2016, or the 2016 Merger, we adopted the Valeritas Holdings, Inc. 2016 Equity Incentive Compensation Plan, or the 2016 Plan, and options held by the named executive officers to purchase shares of Valeritas common stock under the 2014 Plan were canceled. For additional information about the 2016 Plan, see the section entitled “2016 Incentive Compensation Plan” below.
From time to time, our board of directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees. Stock options granted to our key employees may be subject to accelerated vesting in certain circumstances, including as described below for the named executive officers in the section entitled “Severance and Change in Control Benefits.”
In February 2018, our compensation committee recommended to our board of directors, and our board of directors approved, an option grant to each named executive officer to purchase shares of our common stock under the 2016 Plan as compensation for such officer’s performance during calendar year 2017. The options were granted on February 13, 2018 with an exercise price equal to the closing price of our common stock on the Nasdaq Capital Market on the date of grant, and vest as follows: 25% of the shares underlying each option will vest one year after date of grant with the remaining vesting in substantially equal quarterly installments for 10 quarters thereafter. The number of shares underlying each option is set forth in the table below.

Name	Number of Securities Underlying Options (#) Unexercisable
John E. Timberlake	100,000
Erick Lucera	27,000
Geoffrey Jenkins	25,000
Matt Nguyen	26,000
No stock options were granted to our named executive officers during 2016 or 2017 under the 2014 Plan.
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
In September 2017, we implemented an Employee Stock Purchase Program, enabling our employees to acquire equity ownership in our company through a payroll deduction program.

Outstanding Equity Awards as of December 31, 2017
The following tables summarize the outstanding equity awards held by the named executive officers as of December 31, 2017 which consists of company options and restricted stock.

Name	Grant Date	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
John E. Timberlake	5/3/2016	23,921	20,834	(1)	5.00	5/3/2026
John E. Timberlake	3/23/2017	60,938	126,562	(2)	7.12	3/23/2027
Erick Lucera	9/7/2016	4,492	9,883	(3)	5.36	9/7/2026
Erick Lucera	3/23/2017	—	73,800	(6)	7.12	3/23/2027
Geoffrey Jenkins	5/3/2016	18,457	4,855	(4)	5.00	5/3/2026
Geoffrey Jenkins	3/23/2017	50,625	84,375	(5)	7.12	3/23/2027
Matt Nguyen	5/3/2016	6,732	6,018	(1)	5.00	5/3/2026
Matt Nguyen	3/23/2017	26,488	55,012	(2)	7.12	3/23/2027

(1)					33% of shares underlying option vested one year from the date of grant. The remaining shares vest in substantially equal monthly installments for 24 months thereafter.
(2)					25% of shares underlying option vested six months from the date of grant. The remaining shares vest in substantially equal quarterly installments for 10 quarters thereafter.
(3)					25% of shares underlying option vested one year from the date of grant. The remaining shares vest in substantially equal monthly installments for 36 months thereafter.
(4)					50% of shares underlying option vested one year from the date of grant. The remaining shares vested in substantially equal monthly installments for 12 months thereafter.
(5)					25% of shares underlying options vested six months from the date of grant. The remaining shares vest in substantially equal quarterly installments for 6 quarters thereafter.
(6)					25% of shares underlying option vested six months from the date of grant. The remaining shares vest in substantially equal quarterly installments for 12 quarters thereafter.
March 2015 Employment Agreements
Valeritas entered into a new employment agreement with each of Ms. Peterson, Mr. Timberlake, and Mr. Jenkins on March 4, 2015.
Ms. Peterson’s agreement was terminated upon her resignation, although Mr. Jenkins’ agreement is still effective after the 2016 Merger. Mr. Timberlake’s agreement was first amended in February 2016, whereby he was appointed as Interim Chief Executive Officer while retaining his titles of President and Chief Commercial Officer upon the resignation of Ms. Peterson, and this agreement was later amended to appoint him as Chief Executive Officer while retaining his titles of President and Chief Commercial Officer as of May 3, 2016. In December 2016, Mr. Nguyen replaced Mr. Timberlake as Chief Commercial Officer. These agreements have, or had, in the case of Ms. Peterson, initial terms of three years and automatically renew for successive one-year periods following the initial term unless either party gives at least 30 days advance written notice of non-renewal prior to the end of the applicable term.
The agreements entitled Ms. Peterson prior to her resignation and entitle Mr. Timberlake and Mr. Jenkins to initial annual base salaries of $450,639, $392,141 and $358,829, respectively, and annual target bonus opportunities of 50%, 50% and 35%, respectively, of their annual base salaries, with the amount of any such bonus based on the level of attainment of performance goals established by our board of directors.

In the event an NEO’s employment terminates on account of death or disability, the NEO (or the NEO’s estate in the case of death) is entitled to receive 3 months of base salary continuation.
Employment Agreements
Mr. Lucera
The employment agreement with Mr. Lucera was entered into on August 29, 2016 in connection with his appointment as our Chief Financial Officer. The agreement provides for an initial annual base salary of $260,000, subject to adjustment pursuant to Valeritas’ employee compensation policies in effect from time to time, and an annual target bonus opportunity of 35% of Mr. Lucera’s base salary based upon achievement of mutually agreed goals for each year.
If Mr. Lucera is terminated without cause or resigns for good reason, provided that he has timely executed a release of claims, he is entitled to receive, among other things, 9 months of base salary continuation and payment of a portion of COBRA premiums for up to 9 months of continued health insurance coverage, based on active employee cost-sharing rates.
Mr. Nguyen
The employment agreement with Mr. Nguyen was entered into on December 20, 2016 in connection with his appointment as our Chief Commercial Officer. The agreement provides for an initial annual base salary of $287,000, subject to adjustment pursuant to Valeritas’ employee compensation policies in effect from time to time, and an annual target bonus opportunity of 35% of Mr. Nguyen’s base salary based upon achievement of mutually agreed goals for each year.
If Mr. Nguyen is terminated without cause or resigns for good reason, provided that he has timely executed a release of claims, he is entitled to receive, among other things, 9 months of base salary continuation and payment of a portion of COBRA premiums for up to 9 months of continued health insurance coverage, based on active employee cost-sharing rates.
Severance and Change in Control Benefits
Unless otherwise set forth in the applicable employment agreement, in the event we terminate an NEO’s employment without cause or the NEO resigns for good reason (other than in connection with a change in control or due to death or disability), the NEO is entitled to receive (i) 9 months of base salary continuation; (ii) a pro-rated portion of the annual bonus the NEO would otherwise have earned for the year of termination, based on actual performance for the full year and payable when such bonus would have otherwise been paid; (iii) any annual bonus earned but not yet paid for the completed fiscal year immediately prior to the termination date; and (iv) reimbursement for the our cost of providing continued health coverage for a period of 9 months or until the NEO is offered benefits from a subsequent employer, if earlier.
In the event we terminate an NEO’s employment without cause or the NEO resigns for good reason (other than due to death or disability), in either case, within 3 months prior to a change in control (but within the “pre-closing period” described below) or within 12 months following a change in control, the NEO is entitled to receive (i) 12 months of base salary continuation; (ii) a pro-rated portion of the NEO’s target annual bonus for the year of termination; (iii) any annual bonus earned but not yet paid for the completed fiscal year immediately prior to the termination date; and (iv) reimbursement for the our cost of providing continued health coverage for a period of 12 months or until the NEO is offered benefits from a subsequent employer, if earlier. “Pre-closing period” means the period commencing with our execution of a definitive agreement for a change in control transaction and ending on the earlier to occur of the closing of the change in control or the termination of such definitive agreement without the consummation of the change in control.
The severance payments and benefits described above are subject to the NEO timely executing a release of claims in our favor (except in the event of the NEO’s death) and to reduction in the event that the payments and benefits received in connection with a change in control would result in the imposition of excise taxes under Section 4999 of the Code and such reduction results in the NEO retaining a greater after-tax amount.
“Cause” is generally defined in the employment agreements as the NEO’s (i) misappropriation of funds with respect to our company or affiliates; (ii) material violation of the employment agreement or the company’s employment policies; (iii) breach of any written confidentiality, nonsolicitation or noncompetition covenant with our company or affiliates; (iv) conviction of a felony; or (v) misconduct that has a material adverse effect on the business, operations, assets, properties, or financial condition of our company or affiliates.
“Good reason” is generally defined in the employment agreements as the occurrence of any of the following, subject to notice requirements and cure rights, without the NEO’s written consent (i) a material diminution in duties, authority or responsibilities; (ii) relocation of the NEO’s principal office location to a location more than 50 miles from the NEO’s principal office location immediately before the change; (iii) a material diminution by the company of the NEO’s base salary or target annual bonus; or (iv) any material breach by the company of the employment agreement.
The employment agreements contain restrictive covenants pursuant to which each NEO has agreed to refrain from competing with us or soliciting our clients, customers or employees, in each case, while employed and following the NEO’s termination of employment for a period of 9 months or 12 months if such termination is in connection with a change in control.
Long-term Incentive Plans
The following summarizes the material terms of the long-term incentive plans in which our employees, including the NEOs, participate. The summaries below are not intended to be a complete description of the long-term incentive plans and are qualified in their entirety by the actual text of the plans to which reference is made.
2016 Incentive Compensation Plan
We adopted the 2016 Plan in May 2016 upon the closing of the 2016 Merger. The 2016 Plan permits us to grant cash, stock and stock-based awards to eligible service providers. The 2016 Plan is intended to promote our interests by providing eligible service providers with the opportunity to participate in incentive compensation programs designed to encourage their continued service to us.
Eligibility and Administration
Our employees, consultants and directors, and employees, consultants and directors of our parent or subsidiaries are eligible to receive awards under the 2016 Plan. The 2016 Plan is administered by a committee of two or more non-employee directors who qualify as independent under applicable stock exchange rules, 162(m) of the Internal Revenue Code and the Securities Exchange Act of 1934, except that the board of directors may ratify or approve any awards as it deems appropriate and the board of directors administers the 2016 Plan with respect to awards made to non-employee directors. The committee may delegate authority to one or more subcommittees. The particular entity administering the plan is referred to in this summary as the plan administrator.

The plan administrator has the authority (subject to the provisions of the 2016 Plan) to establish such rules and regulations as it may deem appropriate for proper administration of the 2016 Plan and to make such determinations under, and issue such interpretations of, the provisions of the 2016 Plan and any outstanding awards thereunder as it may deem necessary or advisable. The plan administrator also sets the terms and conditions of all awards under the 2016 Plan, including any vesting and vesting acceleration conditions. Decisions of the plan administrator are final and binding on all parties having an interest under the 2016 Plan or any award thereunder.
Nothing in the 2016 Plan confers on the participant any right to continue in service for any period of time, or restricts our right, or the right of the participant, to terminate such person’s service at any time for any reason.

At December 31, 2017, an aggregate of 2,116,007 shares of common stock were allowed to be issued under the 2016 Plan, 47,658 of which were issued as voting and fully vested, restricted stock, 1,661,750 of which were issued as options, each to certain of our employees and officers, and 406,599 remained available for issuance under awards granted pursuant to the 2016 Plan. The number of shares available for issuance will be automatically increased on the first trading day in January of each calendar year during the term of the 2016 Plan by an amount equal to 4% of the shares of common stock outstanding on the final trading day of the immediately preceding calendar year, subject to an annual increase limit of 1,058,003 shares. As a result, the amount of shares available for issuance under the 2016 Plan automatically increased to 686,910 shares effective as of January 1, 2018. No more than 2,116,007 shares of common stock may be issued upon the exercise of incentive stock options, which amount will automatically be increased on the first trading day in January each calendar year by the number of shares of our common stock added to the share reserve on that day pursuant to automatic share increase feature of the 2016 Plan. Shares issued under the 2016 Plan may be authorized but unissued or reacquired shares, or shares purchased in the open market.
If an award under the 2016 Plan expires, terminates or is forfeited or cancelled, any shares subject to such award may, to the extent of such expiration, termination, forfeiture or cancellation, be used again for new grants under the 2016 Plan. If the exercise price of an option granted under the 2016 Plan is paid with shares of common stock, then the number of shares available for issuance under the 2016 Plan will be reduced by the net number of shares issued under the exercised option and not by the gross number of shares for which the option was exercised. Upon the exercise of a stock appreciation right under the 2016 Plan, the number of shares available for issuance under the 2016 Plan will be reduced by the net number of shares issued under the stock appreciation right and not by the gross number of shares for which the stock appreciation right was exercised. If shares of common stock are withheld in satisfaction of withholding taxes incurred in connection with the issuance, exercise or vesting of an award, then the authorized number of shares available for issuance under the 2016 Plan will be reduced by the net number of shares issued, exercised or vested under such award.
The 2016 Plan imposes the following limitations on the size of the awards which may be made on a per participant basis:

•	No one person may receive stock options and stand-alone stock appreciation rights for more than 1,058,003 shares of our common stock in the aggregate per calendar year.

•
No one person may receive direct stock issuances or stock-based awards (other than stock options and stand-alone stock appreciation rights) for more than 1,058,003 shares of our common stock in the aggregate per calendar year.

•
The maximum dollar amount for which a participant may receive awards denominated in dollars and subject to one or more performance measures will be limited to $3,000,000 in the aggregate per calendar year within the applicable performance measurement period.

Awards
The 2016 Plan is divided into three incentive programs, which include (i) the discretionary grant program under which eligible persons may be granted options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, or stock appreciation rights, or SARs; (ii) the stock issuance program under which eligible persons may be issued direct stock, restricted stock awards, restricted stock units, performance shares or other stock-based awards; and (iii) the incentive bonus program under which eligible persons may be issued performance unit awards, dividend equivalent rights or cash incentive awards.
Certain awards under the 2016 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Internal Revenue Code, which may impose additional requirements on the terms and conditions of such awards. Awards under the 2016 Plan will be set forth in award agreements, which will detail the terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type available for issuance under each of the discretionary grant program, stock issuance program and incentive bonus program follows.
Discretionary Grant Program

•
Stock Options.    Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Internal Revenue Code are satisfied. ISOs may only be granted to our employees. Anyone eligible to participate in the 2016 Plan may receive an award of NSOs. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders). To the extent that the aggregate fair market value of shares of our common stock, determined on the date of grant, with respect to which ISOs become exercisable for the first time by an option holder during any calendar year exceeds $100,000, such ISOs will be treated as NSOs. The plan administrator may determine the time or times when a stock option is to become exercisable, the vesting schedule (if any) applicable to a stock option and whether a granted stock option is an ISO or NSO. In general, an option may only be exercised while an option holder is employed by, or providing service to, us or our subsidiaries, unless provided otherwise in the option holder’s award agreement. An option holder may exercise an option by delivering notice of exercise to us. The option holder will pay the exercise price (in the form as provided in the 2016 Plan and the award agreement) and any withholding taxes for the option. The Plan Administrator will have the authority to effect, at any time and from time to time, with the consent of the affected option holders, the cancellation of any or all outstanding options under the 2016 Plan and to grant in substitution therefore new options covering the same or different number of shares with an exercise price per share based on the fair market value per share on the new option grant date.

•
SARs.    Two types of SARs are authorized for issuance under the 2016 Plan, tandem SARs and stand-alone SARs. Tandem SARs entitle their holder to elect to exercise the underlying option in exchange for shares of common stock or, with the consent of the plan administrator, to surrender the option in exchange for an amount equal to the excess of the fair market value of the shares on the date of surrender over the aggregate exercise price of such shares. Stand-alone SARs entitle their holder, upon exercise, to receive from us an amount equal to the excess of the fair market value of the shares on the date of exercise over the aggregate base price of such shares. The base price of a stand-alone SAR will not be less than 100% of the fair market value of the underlying share on the date of grant and the term may not be longer than ten years. The plan administrator may determine the time or times when a SAR is to become exercisable and the vesting schedule (if any) applicable to a SAR. SARs may be settled in cash, shares of common stock or a combination of the two, as determined by the plan administrator.

•	Rights as a Stockholder. Participants will not have any stockholder rights with respect to the shares subject to options or SARs until the award vests and the shares are actually issued.
Stock Issuance Program

•
Restricted Stock, RSUs, Performance Shares and Stock Payments.    Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance shares are contractual rights to receive a range of shares of our common stock in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, RSUs and performance shares may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine. Stock payments are awards of fully vested shares of our common stock that may be issued for any of the following items of consideration: cash or check, past services rendered to the company or any other valid consideration.

•
Rights as a Stockholder.    Participants will have full stockholder rights with respect to any shares of stock issued under the stock issuance program, whether or not the participant’s interest in those shares is vested. Accordingly, participants will have the right to vote such shares and to receive any regular cash dividends paid on such shares, subject to any applicable vesting requirements, including (without limitation) the requirement that any dividends paid on shares subject to performance vesting conditions will be held in escrow by us and will not vest or be paid prior to the time those shares vest. Participants will not have any stockholder rights with respect to the shares subject to restricted stock units or share right awards until that award vests and the shares are actually issued. However, dividend equivalents (as described below) may be paid or credited, either in cash or in actual or phantom shares of stock, on outstanding restricted stock unit or share right awards, subject to terms and conditions the plan administrator deems appropriate. No dividend equivalents relating to restricted stock units or share right awards subject to performance vesting conditions will vest or otherwise become payable prior to the time the underlying award (or portion thereof to which the dividend equivalents units relate) vests.

Incentive Bonus Program

•
Cash Awards and Performance Unit Awards.    Cash awards are cash incentive bonuses subject to vesting conditions or performance goals as determined by the plan administrator. Performance unit awards represent the holder’s right to receive cash or participate in a bonus pool, the value of which is tied to the attainment of pre-established corporate objectives and receipt of which may be based on continuing service as determined by the plan administrator.

•
Dividend Equivalents.    Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards. Dividend equivalents are credited as of dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator.

Performance Awards
Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance objectives that may include but are not limited to: (i) revenue, organic revenue, net sales, or new-product revenue or net sales, (ii) achievement of specified milestones in the discovery and development of the company’s technology or of one or more of the company’s products, (iii) achievement of specified milestones in the commercialization of one or more of the company’s products, (iv) achievement of specified milestones in the manufacturing of one or more of the company’s products, (v) expense targets, (vi) share price, (vii) total shareholder return, (viii) earnings per share, (ix) operating margin, (x) gross margin, (xi) return measures (including, but not limited to, return on assets, capital, equity, or sales), (xii) productivity ratios, (xiii) operating income, (xiv) net operating profit, (xv) net earnings or net income (before or after taxes), (xvi) cash flow (including, but not limited to, operating cash flow, free cash flow and cash flow return on capital), (xvii) earnings before or after interest, taxes, depreciation, amortization and/or stock-based compensation expense, (xviii) economic value added, (xix) market share, (xx) working capital targets, (xxi) achievement of specified milestones relating to corporate partnerships, collaborations, license transactions, distribution arrangements, mergers, acquisitions, dispositions or similar business transactions, and (xxii) employee retention and recruiting and human resources management.

Performance goals may be based upon the attainment of specified levels of performance under one or more of these measures relative to the performance of other entities and may also be based on the performance of any of our business units or divisions or any of our affiliates. Each applicable performance goal may be structured at the time of grant to provide for appropriate adjustments or exclusions for unusual or infrequently occurring items or events, and such other events as set forth in the 2016 Plan.
The plan administrator has the authority, consistent with section 162(m) of the Internal Revenue Code, to structure awards under the stock issuance program so that the awards vest upon the achievement of certain pre-established corporate performance objectives based on one or more of the performance goals described above and measured over the performance period specified by the plan administrator.
Certain Transactions
The plan administrator has broad discretion to take action under the 2016 Plan, as well as to make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders, the plan administrator will make equitable adjustments to the 2016 Plan and outstanding awards. In the event of a change in control of our company (as defined in the 2016 Plan), each outstanding award under the discretionary grant program and stock issuance program may, as determined by the plan administrator, be continued or assumed by the successor entity, be replaced with a cash incentive program of the successor entity or be subject to other limitations as imposed by the plan administrator at the time of grant. However, if the plan administrator determines that any outstanding award is not to be continued, assumed or replaced, such award shall become fully vested and exercisable. Awards under the incentive bonus program may be structured by the plan administrator such that those awards automatically vest upon a change in control of our company or upon the holder’s subsequent termination within a specified period following a change in control and any performance-based vesting conditions may be converted into service-based vesting conditions that will vest upon the completion of a service period coterminous with the portion of the performance period remaining at the time of the change in control. Individual award agreements may provide for additional accelerated vesting and payment provisions as determined by the plan administrator.

No award under the 2016 Plan affects the right of the company to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.
Foreign Participants, Clawback Provisions, Transferability, and Participant Payments
The plan administrator has authority to adopt and implement from time to time such addenda or subplans to the 2016 Plan as it deems necessary in order to bring the 2016 Plan into compliance with applicable laws and regulations of any foreign jurisdictions in which grants or awards are to be made under the Plan or to obtain favorable tax treatment in those foreign jurisdictions for the individuals to whom the grants or awards are made. All awards will be subject to the provisions of any clawback, recoupment or similar policy implemented by our company to the extent set forth in such policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2016 Plan are generally non-transferable prior to vesting, and are exercisable only by the participant.
With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2016 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a market sell order or such other consideration as it deems suitable.
Plan Expiration, Amendment and Termination
The board of directors may amend or terminate the 2016 Plan at any time; however, stockholder approval will be required for any amendment that increases the number of shares available under the 2016 Plan or to the extent such approval is required under applicable law, regulation or stock exchange listing rule. No amendment of the 2016 Plan may adversely affect the rights and obligations of outstanding awards without the award holder’s consent. The 2016 Plan will expire on the first to occur of (i) May 2, 2026, (ii) the date on which all shares available for issuance under the 2016 Plan shall have been issued as fully vested shares or (iii) the termination of all outstanding awards in connection with a change in control. Should the 2016 Plan terminate on May 2, 2026, then all awards outstanding at that time will continue to have force and effect in accordance with the provisions of the documents evidencing the awards.
Director Compensation Table
Directors who are employees of us or our principal stockholders have not historically received compensation for their services on our board of directors. During 2017, certain of our non-employee directors who were not employees of our principal stockholders received annual cash retainers of $35,000 as compensation for their services on our board as indicated in the table below. In addition, we have from time to time granted stock option awards to certain non-employee directors as compensation for their service on our board.
The table below shows information regarding compensation earned during the year ended December 31, 2017 by our non-employee directors who served on our board of directors during 2017.

Name	Fee Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Luke Düster	—	—	—
Katherine D. Crothall, Ph.D.	$37,000	$50,589	$87,589
Rodney Altman, M.D.	$44,000	$50,589	$94,589
Peter Devlin	$61,583	$50,589	$112,172
Brian K. Roberts	$50,000	$50,589	$100,589
Joseph M. Mandato, D.M.	$40,000	$50,589	$90,589

(1) Represents the aggregate grant-date fair value of stock options granted during 2017 and still outstanding as at December 31, 2017, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

The following table provides information about the options held by our non-employee directors as of December 31, 2017.

Name	Aggregate Option Awards Outstanding (#)
Luke Düster	—
Katherine D. Crothall, Ph.D.	14,075	(1)
Rodney Altman, M.D.	14,075	(2)
Peter Devlin	14,075	(2)
Brian K. Roberts	14,075	(3)
Joseph M. Mandato, D.M.	14,075	(1)

(1)
As of December 31, 2017, 5,575 shares underlying this option were vested. The shares underlying this option vest in equal quarterly installments over eight quarters. The shares underlying this option vest in full on June 23, 2019.

(2)
As of December 31, 2017, 6,168 shares underlying this option were vested and the remaining shares vest in equal quarterly installments over eight quarters. The shares underlying this option vest in full on June 23, 2019.

(3)
As of December 31, 2017, 5,871 shares underlying this option were vested and the remaining shares vest in equal quarterly installments over eight quarters. The shares underlying this option vest in full on June 23, 2019.

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
The following table sets forth information with respect to the beneficial ownership of our common stock as of April 25, 2018, or the Determination Date, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.
Unless otherwise indicated in the following table, the address for each person named in the table is c/o Valeritas Holdings, Inc., 750 Route 202 South, Suite 600, Bridgewater, NJ 08807.

Name and address of beneficial owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5% and Greater Stockholders
Capital Royalty L.P.(2) 1000 Main St. Suite 2500 Houston, TX 77002	7,685,968	80.1%
Named Executive Officers and Directors
John E. Timberlake (3)	160,742	2.2
Leisa Swanson	—	*
Kristine Peterson	—	*
Matt Nguyen(4)	61,378	*
Erick Lucera(5)	33,851	*
Geoffrey Jenkins(6)	114,537	1.6
Joseph Saldanha	—	*
Luke Düster 1000 Main St. Suite 2500 Houston, TX 77002	—	*
Rodney Altman, M.D.(7)	9,687	*
Peter Devlin(8)	12,687	*
Brian Roberts(9)	10,190	*
Joe Mandato, D.M.(10)	14,093	*
Katherine Crothall, Ph.D.(11)	9,093	*
All of our directors and executive officers as a group (13 Persons)	426,258	5.7%
* Less than 1%

(1)
Percentage ownership is based on 7,092,869 shares of common stock outstanding as of the Determination Date, together with securities exercisable or convertible into shares of common stock within 60 days after the Determination Date, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)
Includes (a) 576,686 shares of common stock and 273,648 shares of Series A Convertible Preferred Stock ("Preferred Stock") held by Capital Royalty Partners II L.P. (“Capital Royalty Partners II”), (b) 210,773 shares of common stock and 96,705 shares of Preferred Stock held by Capital Royalty Partners II (Cayman) L.P. (“Capital Royalty Partners Cayman”), (c) 645,058 shares of common stock and 306,397 shares of Preferred Stock held by Capital Royalty Partners II Parallel Fund “A” L.P. (“Capital Royalty Partners A”), (d) 2,687,061 shares of common stock and 500,250 shares of Preferred Stock held by Capital Royalty Partners II Parallel Fund “B” (Cayman) L.P. (“Capital Royalty Partners B”), and (e) 1,066,390 shares of common stock and 1,323,001 shares of Preferred Stock held by Parallel Investment Opportunities Partners II, L.P. (“Parallel Partners”). Capital Royalty Partners II, Capital Royalty Partners Cayman, Capital Royalty Partners A, Capital Royalty Partners B, and Parallel Partners are indirectly wholly owned by Capital Royalty L.P. (“Capital Royalty”). As the sole and managing member of Capital Royalty, Charles Tate may be deemed to beneficially own such shares of common stock held by Capital Royalty Partners II, Capital Royalty Partners Cayman, Capital Royalty Partners A, Capital Royalty Partners B, and Parallel Partners.

(3)	Consists of 41,105 shares of unrestricted common stock and 119,637 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
(4)	Consists of 13,832 shares of unrestricted common stock, and 47,546 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
(5)	Consists of 4,500 shares of unrestricted common stock and 33,851 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
(6)	Consists of 6,850 shares of unrestricted common stock and 107,687 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
(7)	Represents 9,687 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
(8)	Consists of 3,000 shares of unrestricted common stock and 9,687 shares of common stock underlying options that are vested and exercisable with 60 days of the Determination Date.
(9)	Consists of 800 shares of unrestricted common stock and 9,390 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
(10)	Consists of 5,000 shares of unrestricted common stock and 9,093 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
(11)	Represents 9,093 shares of common stock underlying options that are vested and exercisable within 60 days of the Determination Date.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information about our equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,661,750	$11.96	406,599
Equity compensation plans not approved by security holders	—		—
Total	1,661,750	$11.96	406,599

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
SEC rules require us to disclose any transaction since January 1, 2017 or currently proposed transaction in which we are a participant in which the amount involved exceeded or will exceed $120,000 and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.
The following is a description of transactions since January 1, 2017, in which we were a party and the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors, or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.
Capital Royalty Group Term Loan
On May 23, 2013, we entered into a $50.0 million term loan with Capital Royalty, or the Term Loan, structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of our assets, including our material intellectual property. The Term Loan bears interest at 11% per annum and compounds annually. Until the third anniversary of the Term Loan, we had the option to pay quarterly interest of 7.5% in cash and 3.5% payment-in-kind or PIK interest which is added to the aggregate principal amount of the Term Loan on the last day of each quarter. Thereafter, interest on the Term Loan was payable only in cash. The Term Loan contained a minimum revenue covenant, which was $50.0 million for 2015.
Certain events of default that occurred led us to enter into a series of forbearance agreements with Capital Royalty. The initial forbearance agreement was entered on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended in 2015, contained a number of terms and conditions in exchange for Capital Royalty’s agreement to forbear. The forbearance agreement imposed an interest rate at the default interest rate of 15% per annum and a prepayment premium of 4% on the aggregate outstanding balance on the date of the repayment. As of December 31, 2015, the parties deferred the forbearance expiration date again to January 22, 2016.
On January 22, 2016, we amended the forbearance agreement to extend the forbearance period to March 31, 2016. As part of the terms within the forbearance agreement, dated January 29, 2016, we issued warrants to Capital Royalty exercisable into 16,000,000 shares of private company Series AB Preferred Stock of the private company at $1.25 per share. On March 25, 2016, we amended the forbearance agreement to extend the expiration of the forbearance period to April 30, 2016 and included a number of events that could trigger an earlier expiration of the forbearance agreement.
Concurrently with the closing of the 2016 Merger on May 3, 2016, we restructured the Term Loan and executed a forbearance termination agreement whereby the forbearance agreement was terminated. Capital Royalty converted its outstanding accrued interest and prepayment premium of $16.5 million into 8,609,824 shares of private company Series AB preferred stock and 4,649,859 shares of private company common stock. The private company Series AB shares were then converted into 256,744 of our common stock upon the 2016 Merger and all private company common shares were canceled upon the 2016 Merger. The principal balance was restated as $50.0 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The restructured Term Loan requires quarterly interest payments during the term of the loan, which are set to commence on June 30, 2018. The repayment of principal on amounts borrowed under the Term Loan is scheduled to be completed on March 31, 2021.
On February 9, 2017, we entered into an agreement with Capital Royalty to, among other things, reduce the amount required by this liquidity covenant to $2.0 million. The minimum cash balance covenant would, however, revert back to $5.0 million if we were not able to consummate an underwritten public offering with gross proceeds of at least $40.0 million prior to December 31, 2017. This condition was satisfied upon the closing of our March 2017 public offering.
Debt Conversion
On February 14, 2017, we entered into an agreement with Capital Royalty and WCAS Capital Partners IV, L.P., or WCAS, whereby, upon completion of an underwritten public offering with gross proceeds of at least $40.0 million prior to December 31, 2017, approximately $27.5 million of the outstanding principal amount of our debt, including the Term Loan, would convert into shares of our to-be-designated Series A Convertible Preferred Stock, at a price set forth in the executed definitive documents. On March 22, 2017, the debt was converted into an aggregate of 2,750,000 shares of our Series A Convertible Preferred Stock.

WCAS Capital Partners Note Payable
In 2011, concurrently with the issuance of Series C Preferred Stock, we issued a $5.0 million senior subordinated note, or the WCAS Note, to WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. On May 23, 2013, the WCAS Note was amended such that the note bore interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the WCAS Note, including accrued PIK interest, is due in full in September 2021.
Concurrently with the closing of the 2016 Merger, we restructured the WCAS Note. WCAS converted its outstanding accrued interest and fees of $2.1 million to 1,660,530 shares of private company Series AB preferred stock, which were then converted into 49,526 shares of our common stock upon closing of the 2016 Merger.
The principal balance was restated as $5.0 million with 10% per annum payable entirely as PIK interest and debt maturity date set at September 8, 2021. No interest payments are required during the term of the loan. The principal balance and any interest accrued during the term of the loan are due on the maturity date.
March 2017 Public Offering
Certain of our shareholders, including entities affiliated with CRG, purchased an aggregate of 4,000,000 shares of our common stock in our March 2017 public offering at the public offering price of $10.00 per share.
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

Item 14. Principal Accounting Fees and Services.
The following table sets forth the aggregate fees incurred by us for the fiscal years shown:

	2017	2016
Audit Fees (1)	397,000	343,000
Audit-Related Fees (2)	15,500	—
Tax Fees (3)	—	—
Total Fees	412,500	343,000
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

(3)Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance; tax planning and compliance work in connection with acquisitions and international tax planning.

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

VALERITAS HOLDINGS INC.

Date: April 30, 2018	By:	/s/ John E. Timberlake
John E. Timberlake
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Timberlake	President, Chief Executive Officer and Director	April 30, 2018
John E. Timberlake	(Principal Executive Officer)

/s/ Erick Lucera	Chief Financial Officer	April 30, 2018
Erick Lucera	(Principal Financial Officer)

/s/ Mark Conley	Vice President, Corporate Controller and Treasurer	April 30, 2018
Mark Conley	(Principal Accounting Officer)

/s/ Katherine Crothall, Ph.D.	Director	April 30, 2018
Katherine Crothall, Ph.D.

/s/ Luke Düster	Director	April 30, 2018
Luke Düster

/s/ Joe Mandato, DM	Director	April 30, 2018
Joe Mandato, DM

/s/ Rodney Altman, MD	Director	April 30, 2018
Rodney Altman, MD

/s/ Peter Devlin	Director	April 30, 2018
Peter Devlin

/s/ Brian K. Roberts	Director	April 30, 2018
Brian K. Roberts

EXHIBIT INDEX

Exhibit Number	Description

10.41
Employment Agreement, dated January 8, 2018, by and between Valeritas, Inc. and Joseph Saldanha (Incorporated by reference, Exhibit 10.41 to Registrant’s Registration Statement on Form S-1 (File No. 333-223903), filed March 26, 2018).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.