Form 10-Q
period 2018-03-31
Valeritas Holdings Inc.
filed 2018-05-09
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock as of May 7, 2018 was 22,392,869.

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

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share amounts and per share amounts)

	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$14,467	$25,961
Accounts receivable, net	4,024	3,991
Other receivables	171	242
Inventories, net	8,151	8,105
Deferred cost of goods sold	—	539
Prepaid expense and other current assets	833	634
Total current assets	27,646	39,472
Property and equipment, net	5,703	5,469
Other assets	252	148
Total assets	$33,601	$45,089
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,263	$5,644
Accrued expense and other current liabilities	6,447	5,798
Current portion of capital lease obligation	95	—
Deferred revenue	—	1,638
Total current liabilities	10,805	13,080
Long-term debt, related parties (net of $121 and $125 in issuance costs at March 31, 2018 and December 31, 2017, respectively)	36,999	36,009
Capital lease obligation, less current portion	198	—
Other long-term liabilities	86	58
Total liabilities	48,088	49,147
Commitments and contingencies (Note 9)
Stockholders' deficit
Convertible preferred stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2018; 2,750,000 shares issued and outstanding at March 31, 2018 and December 31, 2017. (aggregate liquidation value of $29,761 and $29,211 at March 31, 2018 and December 31, 2017, respectively)	3	3
Common stock, $0.001 par value, 300,000,000 shares authorized; 7,092,869 and 7,007,782 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	7
Additional paid-in capital	471,043	469,877
Accumulated deficit	(485,516)	(473,921)
Treasury stock, at cost (7,854 shares at March 31, 2018 and December 31, 2017)	(24)	(24)
Total stockholders' deficit	(14,487)	(4,058)
Total liabilities and stockholders' deficit	$33,601	$45,089
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue, net	$6,081	$4,611
Cost of goods sold	3,184	2,878
Gross margin	2,897	1,733
Operating expense:
Research and development	2,064	1,588
Selling, general and administrative	11,465	10,447
Total operating expense	13,529	12,035
Operating loss	(10,632)	(10,302)
Other income (expense), net:
Interest expense, net	(939)	(1,584)
Other expense	(3)	(184)
Other income	—	264
Total other income (expense), net	(942)	(1,504)
Loss before income taxes	(11,574)	(11,806)
Income tax expense	—	—
Net loss	$(11,574)	$(11,806)
Preferred stock dividend	$(550)	$(48)
Net loss attributable to common stockholders	$(12,124)	$(11,854)
Net loss per share of common shares outstanding - basic and diluted	$(1.72)	$(6.92)
Weighted average common shares outstanding - basic and diluted	7,042,012	1,706,036
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Consolidated Statements of Stockholders' Deficit
(Unaudited)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Shares	Amount			Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance-December 31, 2017	2,750,000	$3	7,007,782	$7	7,854	(24)	$469,877	$(473,921)	$(4,058)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense	—	—	—	—	—	—	1,029	—	1,029
Restricted stock vested	—	—	30,000	—	—	—	—	—	—
Issuance of common stock as a result of Employee Stock Purchase Program	—	—	55,087	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(11,574)	(11,574)
Balance- March 31, 2018	2,750,000	$3	7,092,869	$7	7,854	(24)	$471,043	$(485,516)	$(14,487)
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(11,574)	$(11,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	334	472
Amortization of financing costs	4	13
Noncash interest expense	987	1,571
Share-based compensation expense	1,029	1,429
Obsolete inventory reserve	87	111
Change in fair value of derivative liabilities	—	(198)
Gain on sale of property and equipment	—	(66)
Sales return provision	(17)	—
Changes in:
Accounts receivable	(33)	(157)
Other receivables	71	(276)
Inventories	(133)	998
Deferred cost of goods sold	—	(52)
Prepaid expense and other current assets	(199)	284
Other assets	(9)	—
Accounts payable	(1,382)	507
Accrued expense	(607)	(950)
Deferred revenue	—	161
Deferred rent liability	29	(19)
Net cash used in operating activities	(11,413)	(7,978)
Investing activities
Proceeds from sale of property and equipment	—	66
Acquisition of property and equipment	(198)	(43)
Net cash (used in) and provided by investing activities	(198)	23
Financing activities
Proceeds from issuance of common stock ($40,000 received from a related party in 2017), net of issuance costs	—	49,308
Payment of capital lease obligations	(20)	—
Proceeds from issuance of common stock through ESPP	137	—
Payment of debt restructuring costs	—	(35)
Net cash provided by financing activities	117	49,273
Net (decrease) increase in cash and cash equivalents	(11,494)	41,318
Cash and cash equivalents-beginning of period	25,961	9,866
Cash and cash equivalents-end of period	$14,467	51,184
Supplemental disclosures of cash flow information
Deferred revenue reduction	$1,638	$—
Sales return reserve	$778	$—
Deferred cost of goods sold reduction	$539	$—
Accrued distribution fees and managed care costs	$343	$—
Capital lease obligation	$315	$—
Accrued offering costs	$95	$516
Write off of debt issuance costs	$—	$107
Conversion of debt to Series A preferred stock	$—	$27,500
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

Management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2018, the Company had $14.5 million in cash and cash equivalents and an accumulated deficit of $485.5 million. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company completed a public offering on April 26, 2018, as a result of which it received aggregate net proceeds of approximately $21.5 million, after deducting underwriting discounts and commissions of $1.8 million and estimated offering expenses of approximately $0.7 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of the Company's common stock, as a result of which the Company received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million. The capital raise provides the Company with cash and cash equivalents of approximately $35.8 million as of the financial statement release date.

In addition, on January 7, 2018, as a component of management's plan to pursue additional financing, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC ("Aspire Capital") for the sale of up to $20.0 million of its common stock, as described in further detail in Note 10. Pursuant to the Purchase Agreement, the Company may sell up to an aggregate of 1,375,868 shares of its common stock, (which represents 19.99% of the Company’s outstanding shares of common stock on January 7, 2018), without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained and at any time the 1,375,868 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 125,000 shares of common stock issued to Aspire Capital in September 2017 as consideration for entering into the Purchase Agreement (the “Commitment Shares”), is equal to or greater than $3.02 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on January 7, 2018. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00.

On January 26, 2018, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, shares of the Company’s common stock (the “Placement Shares”). FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with the Securities and Exchange Commission (the “SEC”) on October 4, 2017, and declared effective by the SEC on December 15, 2017, for the sale of up to $2.8 million of shares of the Company's common stock.

There is uncertainty regarding the utilization of financing associated from the January 7, 2018 and the January 26, 2018 agreements, but based on its current business plan assumptions, the Company believes that it has sufficient cash and cash equivalents to fund its current operations into the second quarter of 2019.

The Company continues to actively pursue additional sources of financing to fund its operations. However, the Company can provide no assurance that additional financing will be consummated on acceptable terms, or at all. If the Company is unable to effect a sufficient financing or capital raise, there would be a material adverse effect on the Company.

The Company's common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, the Company must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that the Company will be able to comply with the applicable listing standards.
On March 7, 2018, the Company received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market ("Nasdaq"), indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) for continued listing on the

Nasdaq Capital Market because its stockholder's equity, as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, is below the required minimum of $2.5 million. The notification letter also indicated that, as of March 6, 2018, the Company did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.
In accordance with the Nasdaq Listing Rules, the Company submitted a plan to regain compliance to Nasdaq within 45 days of the Company's receipt of the notification letter. If the plan is accepted, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. As of the date of this report, the Company has not received an official determination from Nasdaq. As a result of the Company’s April 2018 public offering, the Company had estimated stockholder’s equity of $6.0 million as of the date of this report, and since the closing of the April 2018 public offering, the Company’s market value of listed securities has remained above $35 million based upon its closing stock price each day.

3. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company's annual consolidated financial statements included within the Company's Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 28, 2018.
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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2018 may not be indicative of results for the full year.
Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Change in Accounting Principle
On January 1, 2018, the Company adopted ASU 2014-09: Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the modified retrospective approach for adoption. The Company had previously deferred recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which was once the Company received evidence that the product had been distributed to patients based on analysis of third-party information. Management has determined that the variable consideration associated with rebates, chargebacks and other discounts can continue to be estimated and that there are no return estimate constraints for which it is considered probable that a subsequent change in the estimate would result in a significant revenue reversal under ASU 2014-09. Accordingly, the Company is no longer using the “sell through” approach to recognition and has accelerated the recognition of revenue upon sale to the distributor. The variable consideration associated with sales returns was estimated based on the probability weighted expected value approach. In connection with its adoption of ASC 606, the Company recorded a cumulative-effect adjustment to reduce retained earnings by a de minimis amount. This adjustment reflected the acceleration of $1.6 million in revenues, net, $0.3 million in distribution fees and managed care rebates and $0.5 million in costs of revenue associated with the deferred revenue and related costs at December 31, 2017 as well the reserve for returns approximately $0.8 million. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance".

The cumulative effect of applying the new guidance of ASC 606 to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of January 1, 2018:

	As Reported		Adjusted
	December 31, 2017	New Revenue Standard Adjustment	January 1, 2018
Assets
Current assets:
Deferred cost of goods sold	$539	$(539)	$—

Liabilities
Current liabilities:
Deferred revenue	1,638	(1,638)	—
Sales return provision	—	778	778
Accrued distribution fees and managed care costs	1,330	342	1,672

Stockholders' deficit
Accumulated deficit	$(473,921)	$(21)	$(473,942)

Under the modified retrospective method of adoption, the Company is required to disclose the impact on its statement of operations , had it continued to follow the accounting policies under the previous revenue guidance. The Company estimates that the impact to revenues for the quarter ended March 31, 2018 would have been a decrease of approximately $0.4 million and the impact to gross profit and net loss would have been a decrease of $0.2 million and an increase of $0.2 million, respectively, had there been no adoption of ASC 606. The impact of the adoption of ASC 606 does not have a material impact on the Company's net loss per share.
Significant Accounting Policies
Aside from the adoption of ASU 2014-09, as described above, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in Valeritas Holdings, Inc.'s 2017 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To perform revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:

(i)    identification of the promised goods or services in the contract;

(ii)	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)    measurement of the transaction price, including the constraint on variable consideration;
(iv)    allocation of the transaction price to the performance obligations based on estimated selling prices; and
(v)    recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606.

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

The Company believes that its estimates related to managed care rebates, distribution fees, prompt pay and other discounts, and co-pay card redemption costs do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.

Return Reserve

The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the customers’ return rights and the Company’s historical experience with returns and the amount of product in the distribution channel not consumed by patients and subject to return. The Company relies on historical return rates to estimate returns. In the future, if any of these factors and/or the history of product returns change, adjustments to the allowance for product returns may be required.
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements. The provisions of ASU 2016-02 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company implemented the standard on January 1, 2018 and retrospectively applied the standard in the comparative period. The standard did not have a significant impact to the Company's consolidated financial statements.

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

4. Inventory
Inventory, net consists of:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Raw materials	$1,731	$1,368
Work in process	1,562	1,972
Finished goods	4,858	4,765
Total	$8,151	$8,105
Cost is determined on a FIFO basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at March 31, 2018 and December 31, 2017 were $0.4 million and $0.3 million, respectively.
5. Property and Equipment
Property and equipment consisted of the following:

(Dollars in thousands)	Useful lives	March 31, 2018	December 31, 2017
Machinery and equipment	5-10	$10,552	$10,552
Computers and software	3	1,382	1,382
Leasehold improvements	6-10	425	425
Office equipment	5	404	89
Furniture and fixtures	5	187	187
Construction in process		387	135
Total		13,337	12,770
Accumulated depreciation		(7,634)	(7,301)
Property and equipment, net		$5,703	$5,469
Depreciation and amortization expense for the three months ended March 31, 2018 and March 31, 2017 were $0.3 million and $0.5 million, respectively. For the three months ended March 31, 2017, the Company received proceeds and recognized a gain of $0.1 million on the sale of property and equipment, which was previously written off or fully depreciated. For the three months ended March 31, 2018 there were no sales of property and equipment.

6. Accrued Expenses and Other Current Liabilities
The Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Compensation	$2,414	$2,830
Returns reserve	760	—
Marketing services	181	109
Distribution agreements and managed care costs	1,816	1,330
Professional fees	548	926
Franchise taxes	27	53
Travel expenses	301	157
Manufacturing overhead	309	260
Other accruals	91	133
Total accrued expenses and other current liabilities	$6,447	$5,798

7. Debt
The Company had the following debt outstanding:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Senior Secured Debt, net	$25,000	$25,000
Issuance costs	(121)	(125)
Payment-in-kind (PIK) interest	8,834	7,929
Total Senior Secured Debt, net	33,713	32,804
Other Note Payable, net	2,500	2,500
Payment-in-kind (PIK) interest	786	705
Total Other Note Payable, net	3,286	3,205
Total debt	$36,999	$36,009
Total debt, long-term	$36,999	$36,009

On May 23, 2013, the Company entered into the Term Loan of $50.0 million with Capital Royalty Group ("CRG"), structured as a senior secured loan with a six-year term (the "Term Loan" or the "Senior Secured Debt").
On May 3, 2016, the Company entered into the Second Amended and Restated Term Loan Agreement to restructure its Term Loan and WCAS Note, which extended the payment terms of the respective principal balances of $50.0 million and $5.0 million to March 31, 2021 and September 21, 2021, respectively. On February 9, 2017, the CRG payment terms were further amended to extend the repayments to March 31, 2022.
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
During the three months ended March 31, 2018 and 2017, the Company incurred non-cash interest expense of $1.0 million and $1.6 million, respectively.
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
On May 3, 2016, the Company restructured the Term Loan. The principal balance was restated as $50.0 million with interest rate charged at 11% per annum, which is PIK interest through June 30, 2018 and then both PIK and cash interest thereafter. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which were set to commence on June 30, 2018 but have been adjusted to commence on June 30, 2019 as a result of the February 9, 2017 amendment. The amended repayment of principal on amounts borrowed under the Term Loan was modified to March 31, 2022.
On March 28, 2017, upon completion of the public offering, CRG converted $25.0 million of the principal balance of the Term Loan into 2,500,000 shares of the Company's newly designated Series A Preferred Stock at a conversion rate of $10 per share. The principal balance of the Term Loan was restated as $25.0 million.

The restructured Term Loan agreement contained a financial covenant, which required the Company to maintain a minimum cash balance of $5.0 million. In February 2017, this covenant was amended to require the Company to maintain a minimum cash balance of $2.0 million. As of March 31, 2018, the Company was in compliance with the financial covenant in the restructured Term Loan agreement, as the Company held cash and cash equivalents of $14.5 million, which includes $0.5 million of restricted cash.

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
8. Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2018 and December 31, 2017 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement.

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	Fair Value as of March 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$1	—	—	$1

	Fair Value as of December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$1	—	—	$1

9. Commitments and Contingencies
Operating Leases
The Company leases buildings in Bridgewater, New Jersey and Marlborough, Massachusetts and equipment under operating lease agreements, expiring in June 2023 and February 2024, respectively. In addition to rental expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. The rental payments include the minimum rentals plus common area maintenance charges. The leases include renewal options.
Rental expense under operating leases amounted to $0.1 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
Capital Lease
In January 2018, the Company executed a capital lease with Winthrop Resources Corporation ("Winthrop") for laptops and other electronic equipment. The initial term of the lease expires in January 2021, then continues year to year until terminated. At the end of the initial term, the Company has the option to purchase the leased equipment in whole for a mutually agreed upon price.
The assets under this capital lease were recorded at the present value of the minimum lease payments, which amounts to $0.3 million upon commencement and is depreciated over the term of the lease. The Company is obligated to pay a de minimis amount of interest expense under the capital lease.
Depreciation expense for assets under the capital lease amounted to a de minimis amount for the three months ended March 31, 2018. The carrying value of the asset at March 31, 2018 was $0.3 million.
At March 31, 2018, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2018	$392
2019	531
2020	529
2021	427
2022	436
Thereafter	389
Total	$2,704

The lease commitments includes a capital lease, under which the Company is obligated to pay a de minimis amount of interest expense.

Agreement

On April 20, 2018, the Company entered into an agreement with Glooko, a leader in diabetes data management. With this agreement, the Company will provide future V-Go SIM (Simple Insulin Management) users with Glooko’s cloud-based mobile and web diabetes data management platform to help track and analyze their diabetes care plan. Users can also share their data with their providers. Pursuant to the agreement, the Company will be obligated to pay a one-time integration fee of $0.1 million, as well as an annual maintenance fee of $0.1 million.

Licensing Agreement
Pursuant to a formation agreement, dated as of August 22, 2006 (the "Formation Agreement"), BioValve and BTI Technologies Inc. ("BTI"), a wholly owned subsidiary of BioValve, contributed to Valeritas, Inc. (formerly Valeritas, LLC) all of their right, title and interest in and to all of the assets, properties and rights of BioValve and BTI to the extent related to BioValve's drug delivery/medical device initiative, consisting of patents and equipment, hereafter referred to as the Device Assets.
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of March 31, 2018 and December 31, 2017, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in V-Go or any current products under development.

10. Stockholders' Deficit
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
On March 28, 2017, the Company closed its initial public offering of 5,250,000 shares of common stock at a purchase price of $10.00 per share, for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares. CRG and WCAS received 2,500,000 and 250,000 of the Company's Series A Preferred Stock, respectively.
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

On February 12, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222454) for the Purchase Shares and the Commitment Shares became effective. The Company has not issued any shares of its common stock to Aspire Capital under the Purchase Agreement, aside from the Commitment Shares. As of March 31, 2018, the Company has not exercised any purchase rights under the Purchase Agreement.

On January 26, 2018, the Company entered into the Sales Agreement FBR with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017. As of March 31, 2018, the Company has not sold any shares under this Sales Agreement.

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
Equity Compensation Plans
Total stock-based compensation expense related to stock options and restricted stock was $1.0 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

The Company recognized a de minimis amount and zero of compensation expense for the quarters ended March 31, 2018 and March 31, 2017, respectively. Shares of the Company's common stock will be offered for purchase under the ESPP through a series of successive offering periods. Each offering period will be comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant will be granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period. As of March 31, 2018, purchase rights for 55,087 shares have been requested and 55,087 shares have been granted under the ESPP. The Company has accrued a de minimis amount for common stock to be offered in the current offering period.

2016 Employee Equity Compensation Plan

The Company's 2016 Equity Incentive Compensation plan (the “2016 Plan”) was established on May 3, 2016. The 2016 Plan permits the Company to grant cash, stock and stock-based awards to its employees, consultants and directors. The 2016 Plan includes (i) the discretionary grant program under which eligible persons may be granted options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, or stock appreciation rights, or SARs; (ii) the stock issuance program under which eligible persons may be issued direct stock, restricted stock awards, restricted stock units, performance shares or other stock-based awards; and (iii) the incentive bonus program under which eligible persons may be issued performance unit awards, dividend equivalent rights or cash incentive awards. The Company initially had 2,396,315 shares available for issuance under the 2016 plan. At March 31, 2018, an aggregate of 317,358 shares of the Company's common stock were available for issuance under this plan.

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
Stock Options
2016 Employee Equity Compensation Plan Stock option activity for the three months ended March 31, 2018 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,661,750	$11.96	9.12	$75
Granted	459,650	3.12	9.87	—
Forfeited / Canceled	(30,101)	9.86	—	—
Options outstanding at March 31, 2018	2,091,299	$10.05	9.04	$2
Vested and exercisable	666,334	$14.47	8.63	$2

Share based compensation expense related to options issued under the 2016 Plan was $1.0 million and $0.9 million for the three months ended March 31, 2018, and March 31, 2017 respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2018 and March 31, 2017 was $2.40 and $4.43, respectively. There have been no option exercises under the 2016 Plan. As of March 31, 2018 there remained $7.0 million of unrecognized share-based compensation expense related to unvested stock options issued to be recognized as expense over a weighted average period of 2.08 years.
The fair value of the options at the date of issuance was estimated based on the Black-Scholes option pricing model. Previously, the Company used a peer group of companies to calculate volatility. In 2018, the Company began to use a blended rate, which included the Company and the peer group of companies to calculate volatility. Key assumptions used to apply this model upon issuance were as follows:

	Three Months Ended March 31,
	2018	2017
Dividend yield	—	—
Expected volatility	92.9%	69.0%
Risk-free rate of return	2.62%	2.05%
Expected term (years)	6.09	5.80
Fair Value per share	$2.40	$4.43

Restricted Stock

Shares of restricted stock were issued to third party consultants during 2017 as compensation for services rendered to the Company. The shares vested upon completion of seven months in service to the Company.
Restricted stock award activity for the three months ended March 31, 2018 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2017	30,000
Awards granted	—
Awards vested	(30,000)
Awards forfeited	—
Non-vested awards outstanding at March 31, 2018	—
Share based compensation related to restricted stock issued under the 2016 Plan was a de minimis amount and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. There is no remaining amount in unrecognized compensation related to these awards at March 31, 2018.

11. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note. Certain affiliates of WCAS are also common stock shareholders as of March 31, 2018.
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

13. Net Loss Per Share
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2018 and 2017 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

During the year ended December 31, 2017, the Company issued shares of its Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding at March 31, 2018 and 2017 were not included in the computation of common shares:

	Three Months Ended March 31,
	2018	2017
Stock options	2,091,299	1,712,650
Warrants	10,390	10,390
Restricted stock	—	47,912
Preferred Stock	2,750,000	2,750,000
Employee Stock Purchase Program	4,403	—
Total	4,856,092	4,520,952

14. Subsequent Events

The Company completed a public offering on April 26, 2018, as a result of which it received aggregate net proceeds of approximately $21.5 million, after deducting underwriting discounts and commissions of $1.8 million and estimated offering expenses of approximately $0.7 million. On May 2, 2018, the underwriters of the public offering exercised a portion of their 30-day option to purchase additional shares, as a result of which the Company received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million. The capital raise provides the Company with cash and cash equivalents of approximately $35.8 million as of the financial statement release date.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC on February 28, 2018. The following discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in this Quarterly Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. See also the "Cautionary Note Regarding Forward-Looking Statements" set forth at the beginning of this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, the V-Go® Wearable Insulin Delivery device, is a simple, affordable, all-in-one, basal-bolus insulin delivery option for patients with type 2 diabetes is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and it provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of type 2 diabetes patients. V- Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
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
Our primary target market consists of the approximately 5.6 million patients with type 2 diabetes who currently take injectable insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population represents a $16.5 billion annual U.S. market when applying the annual wholesale acquisition cost, or WAC, of V-Go to the 4.5 million patients not achieving glycemic control. WAC is the gross price paid by wholesalers and does not take into account fees, discounts, and rebates from us. If the Company were able to capture even 15% of this 4.5 million patient population, that would represent $1.6 billion in annual revenue. The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis is based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto included elsewhere in this Quarterly Report.

Corporate Information
We currently operate the existing business of Valeritas as a publicly traded company under the name Valeritas Holdings, Inc. We were incorporated as Cleaner Yoga Mat, Inc. in Florida on May 9, 2014. Pursuant to the 2016 Merger and the Split-Off, we discontinued our prior business of engaging in the sale of sanitizing solutions for Yoga and Pilates studios as well as conventional gyms and acquired the business of Valeritas, Inc. a Delaware corporation, referred to as Valeritas or the private company, which is a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies.
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

Financial Overview

Revenue

We generate revenue from sales of V-Go to third-party wholesalers and medical supply distributors that take delivery and ownership of V-Go and, in turn, sell it to retail pharmacies or directly to patients with type 2 diabetes. V-Go 30-day packages are sold to wholesalers and distributors at WAC and we report net revenue after taking into consideration sales deductions as described in our financial statements. Our revenue is generated in the United States, and we view our operations as one operating segment. Financial information is reviewed on a consolidated basis to allow management to make decisions regarding resource allocations and assess performance.
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
We expect our research, development and engineering expenses to increase from current levels as we initiate and advance our development projects, including both the V-Go SIM™ (Simple Insulin Management) and V-Go Prefill devices.
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

Results of Operations
Results of Operations for the Three Months Ended March 31, 2018 and 2017
The following is a comparison of revenue and expense categories for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Three Months Ended March 31,		Change
	2018	2017	$	%
Revenue, net	$6,081	$4,611	1,470	31.9
Cost of goods sold	3,184	2,878	306	10.6
Gross margin	2,897	1,733	1,164	67.2
Operating expense:
Research and development	2,064	1,588	476	30.0
Selling, general and administrative	11,465	10,447	1,018	9.7
Total operating expense	13,529	12,035	1,494	12.4
Operating loss	(10,632)	(10,302)	(330)	3.2
Other income (expense), net:
Other expense	(3)	(184)	181	(98.4)
Other income	—	264	(264)	(100.0)
Interest expense, net	(939)	(1,584)	645	(40.7)
Total other income (expense), net	(942)	(1,504)	562	(37.4)
Net loss	$(11,574)	$(11,806)	232	(2.0)

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue, net
Revenue was $6.1 million for the three months ended March 31, 2018, compared to $4.6 million for the three months ended March 31, 2017, an increase of 31.9%. The increase was driven by a 15.9% increase in volume, which was primarily due to our transition in 2017 to a new high-touch and high-service capital-efficient market strategy, which involves our sales force focusing on and servicing a smaller, more targeted number of high insulin volume prescribing physicians. During the first quarter and on a year-over-year basis, total prescriptions grew 6% to just over 22,200 prescriptions for the three months ended March 31, 2018, and new prescriptions increased by 8%. In our targeted accounts, total and new prescriptions grew 20% and 17% year-over-year, respectively. In our non-targeted accounts, total prescriptions declined by 10% and new prescriptions decreased by 5% year-over-year. We also realized a net selling price increase of 16.0% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The net selling price increase was driven by an 8.0% WAC price increase implemented during the second half of 2017 and the benefit of improvements in various sales deductions.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $3.2 million for the three months ended March 31, 2018, compared to $2.9 million for the three months ended March 31, 2017, an increase of $0.3 million. As a percentage of revenue, cost of goods sold decreased during the three months ended March 31, 2018 to approximately 52.4% from approximately 62.4% during the three months ended March 31, 2017.
Our gross profit as a percentage of revenues, or gross margin, for the three months ended March 31, 2018 was 47.6%, compared to 37.6% for the three months ended March 31, 2017. The increase in our gross margin was due to manufacturing efficiencies, which benefited from a 15.9% increase in unit sales volume and the impact of our 16.0% net selling price increase.
Research and Development Expense
Total research and development expenses was $2.1 million for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017, an increase of $0.5 million. The increase was primarily due to an increased focus on and external expenditures related to the development of our V-Go SIM device. We expect market introduction in the US of the V-Go SIM during the first half of 2019.

Selling, General and Administrative Expense
Our selling, general and administrative expenses were $11.5 million for the three months ended March 31, 2018, compared to $10.4 million for the three months ended March 31, 2017, an increase of $1.0 million. The increase was driven primarily by a planned increase in field sales headcount.
Other Income (Expense), net
Interest expense was $0.9 million for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017, a decrease of $0.6 million. The decrease was primarily due to the restructuring of our $50.0 million term loan with CRG, or the Term Loan, and the $5.0 million note payable with WCAS, or the WCAS Note, in March, 2017. In connection with our March 2017 public offering, $25.0 million of the Term Loan and $2.5 million of the WCAS Note were converted into 2,500,000 and 250,000 shares of our Series A Convertible Preferred Stock, respectively.

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
We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of March 31, 2018, we had $14.5 million in cash and cash equivalents and an accumulated deficit of $485.5 million. Our restructured Term Loan includes a liquidity covenant whereby we must maintain a cash balance of at least $2.0 million. These factors raise substantial doubt about our ability to continue as a going concern.
We completed a public offering on April 26, 2018, as a result of which we received aggregate net proceeds of approximately $21.5 million, after deducting underwriting discounts and commissions of approximately $1.8 million and estimated offering expenses of $0.7 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of our common stock, as a result of which we received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million. The capital raise provides us with cash and cash equivalents of approximately $35.8 million as of our financial statement release date.
In addition, on January 7, 2018, as a component of management's plan to secure additional financing, we entered into a common stock purchase agreement, or the Purchase Agreement with Aspire Capital Fund, LLC, or Aspire Capital for the sale of up to $20.0 million of its common stock, as described in further detail in Note 10. Pursuant to the Purchase Agreement, we may sell up to an aggregate of 1,375,868 shares of its common stock, (which represents 19.99% of our outstanding shares of common stock on January 7, 2018), without stockholder approval. We may sell additional shares of its common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) shareholder approval has not been obtained and at any time the 1,375,868 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 125,000 shares of common stock issued to Aspire Capital in September 2017 as consideration for entering into the Purchase Agreement, or the Commitment Shares, is equal to or greater than $3.02, or the Minimum Price, which was the consolidated closing bid price of our common stock on January 7, 2018. In addition to these restrictions, we are prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00.
On January 26, 2018, we entered into an At the Market Issuance Sales Agreement, or the Sales Agreement with B. Riley FBR, Inc., or FBR with respect to an at the market offering program, under which we may, from time to time in our sole discretion, issue and sell through FBR, acting as agent, shares of our common stock, or the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by us under the Agreement will be made pursuant to a prospectus supplement to our registration statement on Form S-3, originally filed with the Securities and Exchange Commission, or the SEC, on October 4, 2017, and declared effective by the SEC on December 15, 2017, for the sale of up to $2.8 million of shares of our common stock.

There is uncertainty regarding the utilization of financing associated from the January 7, 2018 and the January 26, 2018 agreements, but based on our current business plan assumptions, we believe that we have sufficient cash and cash equivalents to fund our current operations into the second quarter of 2019.

We continue to pursue additional sources of financing to fund our operations. However, we can provide no assurance that additional financing will be consummated on acceptable terms, or at all. If we are unable to effect a sufficient financing or capital raise, there would be a material adverse effect on us. These consolidated financial statements have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of us to continue as a going concern.
Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.
On March 7, 2018, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because our stockholder's equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, is below the required minimum of $2.5 million. The notification letter also indicated that, as of March 6, 2018, we do not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.
In accordance with the Nasdaq Listing Rules, we submitted a plan to regain compliance to Nasdaq within 45 days of our receipt of the notification letter. If our plan is accepted, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. As of the date of this report, we have not received an official determination from Nasdaq. As a result of our April 2018 public offering, we had estimated stockholder’s equity of $6.0 million as of the date of this report, and since the closing of the April 2018 public offering, our market value of listed securities has remained above $35 million based upon our closing stock price each day.

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(11,413)	$(7,978)
Investing activities	(198)	23
Financing activities	117	49,273
Total	$(11,494)	$41,318
Operating Activities
The increase in net cash used in operating activities for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily associated with the increase in our field sales force.
Investing Activities
The net cash provided by or used in investing activities for the three months ended March 31, 2018 was primarily related to purchases of capital equipment for our production lines. The use of cash in 2017 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years. Additionally, in 2017, we sold some of our property and equipment as a result of the change in our overall operational strategy and plan. We do not expect to have significant investing activity in the next 12 months.
Financing Activities
The net cash provided by financing activities for the three months ended March 31, 2018 was the result of proceeds from our Employee Stock Purchase Program. Net cash provided by financing activities for the three months ended March 31, 2017 was the result of gross proceeds from our March 2017 public offering, which raised net proceeds of $48.8 million, after deducting underwriting discounts and offering expenses.

Indebtedness
Senior Secured Debt
In May, 2013, we entered into the Term Loan, which is structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of our assets, including our material intellectual property.
Concurrently with the closing of the 2016 Merger we restructured our Term Loan. The provisions of the restructured Term Loan require quarterly interest payments during the term of the loan, which were set to commence on June 30, 2018, but have been adjusted to commence on June 30, 2019. The amended repayment of principal on amounts borrowed under the Term Loan is scheduled to be completed on March 31, 2022. We may, in our discretion, repay the revised loan in whole or in part without any penalty or prepayment fees.
In February 2017, we entered into an agreement with CRG to, among other things, reduce the amount required by the liquidity covenant in the Term Loan, which had originally required us to maintain a cash balance greater than $5.0 million, to $2.0 million. Additionally, in accordance with an agreement we entered into with CRG and WCAS in February 2017, an aggregate of $27.5 million of our then-outstanding debt held by CRG and WCAS was converted upon the closing of our March 2017 public offering into 2,750,000 shares of our Series A Convertible Preferred Stock, at a conversion price of $10.00 per share, which was the per share public offering price of our common stock in the March 2017 public offering.

WCAS Note
In 2011, we issued the WCAS Note, to WCAS. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. The note was amended in 2013 to bear interest at 12% per annum, with all interest accruing as compounded payment-in-kind, or PIK interest, which was added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021, and may be paid off at any time without penalty. Concurrently with the closing of the 2016 Merger, we restructured the WCAS Note. For more information, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Equity Transactions
In March 2017, we completed an underwritten public offering, in which we sold 5,250,000 shares of common stock at a public offering price of $10.00 per share. We received gross proceeds of approximately $52 million and net proceeds of approximately $48.8 million, net of underwriting discounts, commissions and other offering expenses.
In January 2018, we entered into the Purchase Agreement with Aspire Capital, for the sale of up to $20 million of our common stock. Pursuant to the Purchase Agreement, we may sell up to an aggregate of 1,375,868 shares of common stock (which represents 19.99% of our outstanding shares of common stock on January 7, 2018) without stockholder approval. We may sell additional shares of common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) stockholder approval has not been obtained and at any time the 1,375,868 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the Commitment Shares, is equal to or greater than $3.02, which was the consolidated closing bid price of our common stock on January 7, 2018. In addition to these restrictions, we are prohibited from selling shares to Aspire Capital under the Purchase Agreement at a price less than $1.00 per share.
In January 2018, we entered into the Sales Agreement with FBR with respect to an at-the-market offering program, under which we may, from time to time, issue and sell through FBR, as sales agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by us under the Sales Agreement will be made pursuant to a prospectus supplement dated January 26, 2018 to our Shelf Registration Statement, for the sale of up to approximately $2.8 million of shares of our common stock.
In April 2018, we completed an underwritten public offering, in which we sold 13,700,000 shares of common stock at a public offering price of $1.75 per share. We received gross proceeds of approximately $24 million and net proceeds of approximately $21.5 million, net of underwriting discounts, commissions and estimated offering expenses. On May 2, 2018, we sold an additional 1,600,000 shares of common stock pursuant to the 30-day option we granted the underwriters in connection with the offering, for gross proceeds of approximately $2.6 million. Therefore, the total gross proceeds from this underwritten public offering was $26.8 million.

Contractual Obligations
The following summarizes our significant contractual obligations as of March 31, 2018:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	$4,534	$4,534	$—	$—	$—
Operating lease obligations(2)	2,357	382	831	866	278
Capital lease obligations (3)	347	143	204
Senior secured debt(4)	33,834	—	6,301	27,533	—
Other Note Payable(5)	3,286	—	—	3,286	—
Total	$44,358	$5,059	$7,336	$31,685	$278

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.

(2)	Represents operating lease commitments for office and manufacturing space in Marlborough, Massachusetts and Bridgewater, New Jersey.

(3)	Represents capital lease commitments for electronic equipment.

(4)	Represents Term Loan agreement with CRG for $25.0 million, including accrued interest through March 31, 2018.

(5)	Represents a $2.5 million Other Note Payable to WCAS, including accrued interest through March 31, 2018.

Related Party Transactions
We transact business with certain parties related to us, primarily with key stakeholders with the intent of managing working capital through additional debt or equity financing.
During the three months ended March 31, 2017 CRG and WCAS converted their respective debt balances of $25.0 million and $2.5 million to 2,500,000 and 250,000 shares of our Series A Convertible Preferred Stock, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity because CRG and WCAS are also two of our stockholders. Concurrent with the debt conversion, we capitalized a de minimis amount of issuance costs. CRG also purchased 4,000,000 shares of our common stock for an aggregate purchase price of $40.0 million in the March 2017 public offering.
Critical Accounting Policies and Use of Estimates
This management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.
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
Revenue Recognition

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To perform revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps:

(i)    identification of the promised goods or services in the contract;

(ii)	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)    measurement of the transaction price, including the constraint on variable consideration;
(iv)    allocation of the transaction price to the performance obligations based on estimated selling prices; and

(v)
recognition of revenue when (or as) we satisfy each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606.

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

In connection with our adoption of ASC 606, we recorded a cumulative-effect adjustment to reduce retained earnings by a de minimis amount. This adjustment reflected the acceleration of $1.6 million in revenues, net, $0.3 million in distribution fees and managed care rebates and $0.5 million in costs of revenue associated with the deferred revenue and related costs at December 31, 2017 as well as a reserve for returns of approximately $0.8 million. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance".

Return Reserve

We record allowances for product returns as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the customers’ return rights and our historical experience with returns and the amount of product sales in the distribution channel not consumed by patients and subject to return. We rely on historical return rates to estimate returns. In the future, if any of these factors and/or the history of product returns change, adjustments to the allowance for product returns may be required.
Inventories
Inventories consists of raw materials, work in process and finished goods, which are valued at the lower of cost and net realizable value. Cost is determined on a first in, first out, or FIFO, basis and includes material costs, labor and applicable overhead. We perform a review regarding our excess or obsolete inventory and write down any inventory that has no alternative uses to its net realizable value. Economic conditions, customer demand and changes in purchasing and distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost and net realizable value inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of product inventory by stage of completion and record an adjustment if estimated market value is below cost.
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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There have been no impairment charges recorded during the three months ended March 31, 2018 or 2017.
Share-Based Compensation
The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. Previously, we used a peer group of companies to calculate volatility in the Black-Scholes option pricing model. In 2018, we began to use a blended rate, which included our company and the peer group of companies to calculate volatility. Compensation cost for restricted stock awards issued to employees is measured using the grant date fair value of the award, adjusted to reflect actual forfeitures. Our estimates of these important assumptions are primarily based on third-party valuations, historical data, peer company data and our judgment regarding future trends and other factors.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2018.

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
Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board, or FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements. The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on its consolidated financial statements.

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. We implemented the standard on January 1, 2018 and retrospectively applied the standard in the comparative period. The standard did not have a significant impact to our consolidated financial statements.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2018, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first three months of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

Although we are not required to include risk factors in our Quarterly Report on Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to the risk factors described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2018.
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.
Since our inception in 2006, we have incurred significant net losses. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result our independent registered public accounting firm included an explanatory paragraph regarding the same in our Annual Report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future.
As of March 31, 2018, we had $14.5 million in cash and cash equivalents and an accumulated deficit of $486.0 million. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go. In April 2018, we completed an underwritten public offering, in which we sold 13,700,000 shares of common stock at a public offering price of $1.75 per share. We received gross proceeds of approximately $24 million and net proceeds of approximately $21.5 million, net of underwriting discounts, commissions and estimated offering expenses. On May 2, 2018, we sold an additional 1,600,000 shares of common stock pursuant to the 30-day option we granted the underwriters in connection with the offering, for gross proceeds of approximately $2.6 million. In January 2018, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. Both the Purchase Agreement and the Sales Agreement are subject to limitations as described elsewhere in this Quarterly Report, and therefore there are no assurances that we will be able to raise funds from the Purchase Agreement or the Sales Agreement. We have devoted substantially all of our resources to the research, development and engineering of our products, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.
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

We will have broad discretion in how we use the net proceeds from our April 2018 public offering and future public offerings under the Purchase Agreement and the Sales Agreement, if any. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.
We will have considerable discretion in the application of the net proceeds from our April 2018 public offering and future public offerings under the Sales Agreement or Purchase Agreement, if any. We intend to use the majority of the net proceeds from our

April 2018 public offering and future public offerings under the Sales Agreement or Purchase Agreement, if any, to continue implementing our sales strategy, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our April 2018 public offering and future public offerings under the Sales Agreement or Purchase Agreement, if any. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our April 2018 public offering future public offerings under the Sales Agreement or Purchase Agreement, if any, in a manner that does not produce income or that loses value.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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

If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, Nasdaq could delist our common stock.
Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.
On March 7, 2018, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because our stockholder's equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, is below the required minimum of $2.5 million. The notification letter also indicated that, as of March 6, 2018, we do not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.
In accordance with the Nasdaq Listing Rules, we submitted a plan to regain compliance to Nasdaq within 45 days of our receipt of the notification letter. If our plan is accepted, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. As of the date of this report, we have not received an official determination from Nasdaq.
Although we submitted a plan to Nasdaq to regain compliance with the Nasdaq minimum stockholders' equity standard, there can be no assurance that our plan will be accepted or that if it is, we will be able to regain compliance. If our plan to regain compliance with the minimum stockholders' equity standard is not accepted or if it is accepted but we do not regain compliance by the end of the extension period granted by Nasdaq, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. As a result of our April 2018 public offering, we had estimated stockholder’s equity of $6.0 million as of the date of this report, and since the closing of the April 2018 public offering, our market value of listed securities has remained above $35 million based upon our closing stock price each day.

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
For example, in March 2010, the ACA was signed into law. While the goal of healthcare reform is to expand coverage to more individuals, it also involved increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA substantially changed the way healthcare is financed by both governmental and commercial insurers, encouraged improvements in the quality of healthcare items and services and significantly impacted the medical device industries. The ACA, among other things, established annual fees and taxes on manufacturers of certain branded prescription drugs and medical devices (discussed in more detail below), required manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, and promoted programs that increase the federal government's comparative effectiveness research.

In December 2017, President Trump signed into law the Tax Cuts and Jobs Act (Pub. Law 115-97), repealing certain aspects of the ACA. Further, on January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to repeal and replace elements of the ACA that currently remain in place.
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
Beginning in 2013 through the end of 2015, the ACA imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Congress first suspended this tax on December 18, 2015 for two years, for sales of devices during the period January 1, 2016 through December 31, 2017. Congress again suspended this tax in January 2018, for sales of devices during the period January 1, 2018 through December 31, 2019. We do not believe that V-Go was subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the guidance regarding this exemption as applied to V-Go is not clear, and the availability of this exemption is subject to interpretation by the IRS, and the IRS may disagree with our analysis. We do not know if this provision will be repealed or if there will be changes to the retail exemption when the suspension of the device tax ends at the end of 2017. The potential financial impact this tax may have on our business is unclear and there can be no assurance that our business and financial results will not be negatively impacted.

Failure to obtain any necessary clearance for the V-Go SIM™(Simple Insulin Management), if required, would adversely affect our ability to grow our business.
Commercialization of the V-Go SIM, formerly branded as the V-Go Link, may require FDA clearance of a 510(k) premarket notification submission. The process for submitting and obtaining FDA clearance of a 510(k) can be expensive and lengthy. The FDA's 510(k) clearance process can take several months or longer, and we may not be able to obtain 510(k) clearance for the V-Go SIM on a timely basis, if at all. The FDA's refusal of, or any significant delays in receiving 510(k) clearance of the V-Go SIM, if required, would have an adverse effect on our ability to expand our business.

In order to successfully develop the V-Go Prefill, we will need to secure an insulin supply and/or insulin development partner and will need to obtain regulatory approval to package and sell the insulin in our prefill device, which may require additional nonclinical and/or clinical data to support the use of insulin in our prefill device. This process may be expensive and involves significant regulatory risks. If we are unable to secure an insulin supply or obtain an insulin development partner, or if we are unable to demonstrate the safety and/or effectiveness of the insulin in our prefill device, we will be unable to successfully develop or commercialize the V-Go Prefill.
In order to successfully develop the V-Go Pre-fill, we will need to secure an insulin supply and/or insulin development partner. We cannot assure you that we will be able to secure an insulin supply for the US or any other market. We will also need to obtain FDA regulatory approval to package and sell the insulin in our prefill device. Although we hope to secure an insulin development partner with expertise in drug approval filings, there is a risk that we may not be able to identify or secure such a partner. In that case, we will face additional regulatory challenges, as we do not currently have drug approval filing expertise. If insulin that we gain access to is approved in the markets where we want to introduce V-Go Pre-fill, we, or our development partner, will still need to obtain approval to package and sell the insulin in our prefill device. If insulin supply that we obtain is not approved in our target market(s), the insulin must first be approved or it may be approved simultaneously for use in our prefill device. In either case, we, or our development partner, will be required to demonstrate the safety and if the insulin is not yet approved, the effectiveness of the insulin, which is regulated as a drug, when packaged and sold in our prefill device, which may require nonclinical and/or clinical data. Obtaining regulatory approval of a drug in a prefill device can be a lengthy, expensive, and uncertain process. Even if we believe that we have sufficient nonclinical and/or clinical data to support the use of insulin in our prefill device, the FDA and other regulatory authorities may disagree that such data are adequate to support approval.

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
As of March 31, 2018, we have used $38.1 million of our net proceeds from our March 2017 public offering.
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

4.1
Registration Rights Agreement, dated January 7, 2018, between the Registrant and Aspire Capital Fund, LLC. (Incorporated by reference, Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38038), filed January 8, 2018).

10.1
Common Stock Purchase Agreement, dated January 7, 2018, between the Registrant and Aspire Capital Fund, LLC. (Incorporated by reference, Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38038), filed January 8, 2018).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2018.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (ii) Condensed Consolidated Statements of Financial Position at March 31, 2018 and December 31, 2017, (iii) Condensed Consolidated Statement of Shareholders' Equity at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 9, 2018