Form 10-Q
period 2018-06-30
Valeritas Holdings Inc.
filed 2018-08-08
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-38038
Valeritas Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	46-5648907
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

750 Route 202 South, Suite 600 Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (908) 927-9920
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock as of August 6, 2018 was 24,856,999.

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

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share amounts and per share amounts)

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$33,044	$25,961
Accounts receivable, net	4,861	3,991
Inventories, net	7,039	8,105
Deferred cost of goods sold	—	539
Prepaid expense and other current assets	1,414	876
Total current assets	46,358	39,472
Property and equipment, net	5,919	5,469
Other assets	323	148
Total assets	$52,600	$45,089
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,292	$5,644
Accrued expense and other current liabilities	7,108	5,798
Current portion of capital lease obligation	90	—
Deferred revenue	—	1,638
Total current liabilities	11,490	13,080
Long-term debt, related parties (net of $116 and $125 in issuance costs at June 30, 2018 and December 31, 2017, respectively)	38,025	36,009
Capital lease obligation, less current portion	180	—
Other long-term liabilities	97	58
Total liabilities	49,792	49,147
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Convertible preferred stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2018; 2,750,000 shares issued and outstanding at June 30, 2018 and December 31, 2017. (aggregate liquidation value of $30,311 and $29,211 at June 30, 2018 and December 31, 2017, respectively)	3	3
Common stock, $0.001 par value, 300,000,000 shares authorized; 24,706,999 shares issued and 24,699,145 outstanding at June 30, 2018 and 7,015,636 shares issued and 7,007,782 shares outstanding at December 31, 2017.	25	7
Additional paid-in capital	499,280	469,877
Accumulated deficit	(496,476)	(473,921)
Treasury stock, at cost (7,854 shares at June 30, 2018 and December 31, 2017)	(24)	(24)
Total stockholders' equity (deficit)	2,808	(4,058)
Total liabilities and stockholders' equity (deficit)	$52,600	$45,089
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net	$6,497	$4,788	$12,578	$9,399
Cost of goods sold	3,405	2,985	6,589	5,863
Gross margin	3,092	1,803	5,989	3,536
Operating expense:
Research and development	1,860	1,650	3,924	3,238
Selling, general and administrative	11,228	11,231	22,693	21,678
Total operating expense	13,088	12,881	26,617	24,916
Operating loss	(9,996)	(11,078)	(20,628)	(21,380)
Other income (expense), net:
Interest expense, net	(939)	(888)	(1,878)	(2,472)
Other expense	(25)	(35)	(28)	(21)
Other income	—	19	—	85
Total other income (expense), net	(964)	(904)	(1,906)	(2,408)
Loss before income taxes	(10,960)	(11,982)	(22,534)	(23,788)
Income tax expense	—	—	—	—
Net loss	$(10,960)	$(11,982)	$(22,534)	$(23,788)
Preferred stock dividend	$(550)	$(549)	$(1,100)	$(597)
Net loss attributable to common stockholders	$(11,510)	$(12,531)	$(23,634)	$(24,385)
Net loss per share of common shares outstanding - basic and diluted	$(0.62)	$(1.83)	$(1.85)	$(5.44)
Weighted average common shares outstanding - basic and diluted	18,479,951	6,842,978	12,792,578	4,479,565
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance-December 31, 2017	2,750,000	$3	7,007,782	$7	7,854	$(24)	$469,877	$(473,921)	$(4,058)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense	—	—	—	—	—	—	2,040	—	2,040
Restricted stock vested	—	—	30,000	—	—	—	—	—	—
Issuance of common stock as a result of Employee Stock Purchase Program	—	—	55,087	—	—	—	137	—	137
Issuance of common stock as a result of public offering, net of fees	—	—	15,300,000	16	—	—	24,343	—	24,359
Issuance of common stock as a result of Purchase Agreements, net of fees	—	—	2,042,424	2	—	—	2,883	—	2,885
Commitment fee for Second Purchase Agreement	—	—	263,852	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(22,534)	(22,534)
Balance- June 30, 2018	2,750,000	$3	24,699,145	$25	7,854	$(24)	$499,280	$(496,476)	$2,808
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(22,534)	$(23,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	660	944
Amortization of financing costs	9	12
Noncash interest expense	2,007	2,509
Share-based compensation expense	2,040	3,016
Obsolete inventory reserve	196	—
Change in fair value of derivative liabilities	4	(166)
Gain on sale of property and equipment	—	(85)
Impairment of assets	20	—
Sales return provision	(158)	—
Changes in:
Accounts receivable	(870)	181
Inventories	870	1,266
Deferred cost of goods sold	—	(92)
Prepaid expense and other current assets	(538)	(168)
Other assets	(175)	(109)
Accounts payable	(1,473)	(515)
Accrued expense	166	506
Deferred revenue	—	215
Deferred rent liability	39	(40)
Net cash used in operating activities	(19,737)	(16,314)
Investing activities
Proceeds from sale of property and equipment	—	85
Acquisition of property and equipment	(813)	(127)
Net cash used in investing activities	(813)	(42)
Financing activities
Proceeds from issuance of common stock ($40,000 received from a related party in 2017), net of issuance costs	27,542	48,786
Payment of capital lease obligations	(46)	—
Proceeds from issuance of common stock through ESPP	137	—
Payment of debt restructuring costs	—	(35)
Net cash provided by financing activities	27,633	48,751
Net increase in cash and cash equivalents	7,083	32,395
Cash and cash equivalents-beginning of period	25,961	9,866
Cash and cash equivalents-end of period	$33,044	42,261
Supplemental disclosures of cash flow information
Commitment fee for Second Purchase Agreement	$429	$—
Deferred revenue reduction	$1,638	$—
Sales return reserve	$778	$—
Deferred cost of goods sold reduction	$539	$—
Accrued distribution fees and managed care costs	$343	$—
Capital lease obligation	$315	$—
Accrued offering costs	$298	$—
Write off of debt issuance costs	$—	$107
Conversion of debt to Series A preferred stock	$—	$27,500
See accompanying notes to unaudited condensed financial statements.

Valeritas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. NATURE OF OPERATIONS AND ORGANIZATION
Organization and Nature of Operations
Valeritas Holdings, Inc. (the “Company”) was incorporated in the state of Delaware on May 3, 2016. Prior to its incorporation in Delaware, the Company was incorporated in Florida on May 9, 2014 under the name “Cleaner Yoga Mat, Inc.” Valeritas, Inc., the Company’s wholly-owned subsidiary, was incorporated in the state of Delaware on December 27, 2007.
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
2. Uncertainties, Liquidity and Ability to Continue as a Going Concern
The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company's sales performance and the resulting operating income or loss, as well as the status of each of its new product development programs, will significantly impact its cash requirements.

Management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of June 30, 2018, the Company had $33.0 million in cash and cash equivalents. The Company has incurred losses each year since inception, has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of $496.5 million. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On January 7, 2018, as a component of management's plan to pursue additional financing, the Company entered into a common stock purchase agreement (the "First Purchase Agreement") with Aspire Capital Fund, LLC ("Aspire Capital") for the sale of up to $20.0 million of its common stock, as described in further detail in Note 10. In 2017, the Company issued 125,000 shares of common stock issued to Aspire Capital as consideration for entering into the First Purchase Agreement. The Company sold 1,250,868 shares in 2018 and received net proceeds of $1.8 million. The First Purchase Agreement was terminated in June 2018.

On January 26, 2018, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, shares of the Company’s common stock (the “Placement Shares”). FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with the Securities and Exchange Commission (the “SEC”) on October 4, 2017, and declared effective by the SEC on December 15, 2017, for the sale of up to $2.8 million of shares of the Company's common stock. As of the date of this report the Company has not sold any shares pursuant to the Sales Agreement.

The Company completed a public offering on April 26, 2018, as a result of which it received aggregate net proceeds of approximately $21.8 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $0.4 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of the Company's common stock, as a result of which the Company received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million.

On June 11, 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company’s common stock (the "Purchase Shares") over the term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Second Purchase Agreement, is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on June 11, 2018. Through June 30, 2018, the Company has sold 791,557 shares of common stock for net proceeds of approximately $1.1 million.

There is market uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement. Based on its current business plan assumptions and expected cash burn rate, excluding potential share sales associated with these agreements, the Company believes that it has sufficient cash and cash equivalents to fund its current operations into the second quarter of 2019.

In addition to the activities noted above, the Company continues to actively pursue additional sources of financing to fund its operations. However, the Company can provide no assurance that additional financing will be consummated on acceptable terms, or at all. If the Company is unable to effect a sufficient financing or capital raise, there could be a material adverse effect on the Company.

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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2018 may not be indicative of results for the full year.
Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Change in Accounting Principle
On January 1, 2018, the Company adopted ASU 2014-09: Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the modified retrospective approach for adoption. The Company had previously deferred recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which was once the Company received evidence that the product had been distributed to patients based on analysis of third-party information. Management has determined that the variable consideration associated with rebates, chargebacks and other discounts can continue to be estimated and that there are no return estimate constraints for which it is considered probable that a subsequent change in the estimate would result in a significant revenue reversal. Accordingly, the Company is no longer using the “sell through” approach to recognition and has accelerated the recognition of revenue upon sale to the distributor. The variable consideration associated with sales returns was estimated based on the probability weighted expected value approach. In connection with its adoption of ASC 606, the Company recorded a cumulative-effect adjustment to reduce retained earnings by a de minimis amount. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance".
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

Under the modified retrospective method of adoption, the Company is required to disclose the impact on its statement of operations , had it continued to follow the accounting policies under the previous revenue guidance. The Company estimates that the impact to revenues for the three and six months ended June 30, 2018 would have been a decrease of approximately $0.1 million and $0.4 million, respectively, and the impact to gross profit for the three and six months ended June 30, 2018 would have been a decrease of $0.1 million and $0.2 million, respectively, had there been no adoption of ASC 606. The impact to net loss for the three and six months ended would have been a decrease of $0.1 million and $0.2 million, respectively. The impact of the adoption of ASC 606 would have decreased the Company's net loss per share by $0.00 and $0.01 for the three and six months ended June 30, 2018, respectively.
Significant Accounting Policies
Aside from the adoption of ASU 2014-09, as described below, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in Valeritas Holdings, Inc.'s 2017 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2017.

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

Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, prompt pay discounts, and co-pay card redemptions, all of which are established at the time of sale. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). No significant revisions were made to the methodology used in determining these provisions. The following briefly summarizes the nature of our significant provisions:

•	managed care and medicare rebates, which are based on the estimated end user payor mix and related contractual rebates

•	distribution fees, prompt pay and other discounts, which are recorded based on specified payment terms, and which vary by customer; and

•	Co-pay card redemption charges which are based on the net transaction costs of prescriptions filled via a Company-subsidized card program

The Company believes that its estimates related to managed care and medicare rebates, distribution fees, prompt pay and other discounts, and co-pay card redemption costs do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.

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
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." The provisions of ASU 2016-02 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends the FASB Accounting Standards Codification (“ASC”) to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

4. Inventory
Inventory, net consists of:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Raw materials	$978	$1,368
Work in process	1,914	1,972
Finished goods	4,147	4,765
Total	$7,039	$8,105
Cost is determined on a FIFO basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at June 30, 2018 and December 31, 2017 were $0.5 million and $0.3 million, respectively.
5. Property and Equipment
Property and equipment consisted of the following:

(Dollars in thousands)	Useful lives	June 30, 2018	December 31, 2017
Machinery and equipment	5-10	$10,594	$10,552
Computers and software	3	1,879	1,382
Leasehold improvements	6-10	408	425
Office equipment	5	89	89
Furniture and fixtures	5	187	187
Construction in process		723	135
Total		13,880	12,770
Accumulated depreciation		(7,961)	(7,301)
Property and equipment, net		$5,919	$5,469
Depreciation expense for the three months ended June 30, 2018 and June 30, 2017 were $0.3 million and $0.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2018 and June 30, 2017 were $0.7 million and $0.9 million, respectively.

6. Accrued Expenses and Other Current Liabilities
The Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Compensation	$3,110	$2,830
Returns reserve	621	—
Marketing services	129	109
Distribution agreements and managed care costs	1,919	1,330
Professional fees	733	926
Franchise taxes	53	53
Travel expenses	180	157
Manufacturing overhead	37	260
Other accruals	326	133
Total accrued expenses and other current liabilities	$7,108	$5,798

7. Debt
The Company had the following debt outstanding:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Senior Secured Debt, net	$25,000	$25,000
Issuance costs	(116)	(125)
Payment-in-kind (PIK) interest	9,775	7,929
Total Senior Secured Debt, net	34,659	32,804
Other Note Payable, net	2,500	2,500
Payment-in-kind (PIK) interest	866	705
Total Other Note Payable, net	3,366	3,205
Total debt	$38,025	$36,009
Total debt, long-term	$38,025	$36,009

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
During the three and six months ended June 30, 2018, the Company incurred non-cash interest expense of $1.0 million and $2.0 million, respectively. During the three and six months ended June 30, 2017, the Company incurred non-cash interest expense of $0.9 million and $2.5 million, respectively.
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

The restructured Term Loan agreement contained a financial covenant, which required the Company to maintain a minimum cash balance of $5.0 million. In February 2017, this covenant was amended to require the Company to maintain a minimum cash balance of $2.0 million. As of June 30, 2018, the Company was in compliance with this financial covenant, as the Company held cash and cash equivalents of $33.0 million, which includes $0.5 million of restricted cash.

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
8. Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2018 and December 31, 2017 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement.

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	Fair Value as of June 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$5	—	—	$5

	Fair Value as of December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$1	—	—	$1

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

Rental expense under operating leases amounted to $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. Rental expense under operating leases amounted to $0.3 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
Capital Lease
In January 2018, the Company executed a capital lease with Winthrop Resources Corporation ("Winthrop") for laptops and other electronic equipment. The initial term of the lease expires in January 2021, then continues year to year until terminated. At the end of the initial term, the Company has the option to purchase the leased equipment in whole for a mutually agreed upon price.
The assets under this capital lease were recorded at the present value of the minimum lease payments, which amounted to $0.3 million upon commencement and is depreciated over the term of the lease. The Company is obligated to pay $0.1 million of interest expense under the capital lease.
Depreciation expense for assets under the capital lease amounted to a de minimis amount and $0.1 million for the three and six months ended June 30, 2018. There was no depreciation expense related to capital leases in 2017. The carrying value of the asset at June 30, 2018 was $0.3 million.
At June 30, 2018, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2018	$240
2019	531
2020	541
2021	434
2022	436
Thereafter	389
Total	$2,571

The Company is obligated to pay $0.1 million of interest expense under the capital lease.

Development Agreement

On April 16, 2018, the Company entered into an agreement with Glooko, a leader in diabetes data management. With this agreement, the Company will provide future V-Go SIM (Simple Insulin Management) users with Glooko’s cloud-based mobile and web diabetes data management platform to help track and analyze their diabetes care plan. Users can also share their data with their providers. Pursuant to the agreement, the Company was obligated to pay a one-time integration fee of $0.1 million, as well as an annual maintenance fee of $0.1 million as well as a monthly fee per user. The initial term of the agreement is for 3 years, with renewal options available in yearly increments thereafter.

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
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of June 30, 2018 and December 31, 2017, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in V-Go or any current products under development.

10. Stockholders' Equity (Deficit)
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

On January 7, 2018, the Company entered into the First Purchase Agreement with Aspire Capital, pursuant to which, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of the Company’s common stock (the "Purchase Shares") over the 30-month term of the Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company sold an aggregate of 1,250,868 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on the date it entered into the First Purchase Agreement). In 2017, the Company issued 125,000 shares of common stock issued to Aspire Capital as consideration for entering into the First Purchase Agreement. The Company sold 1,250,868 shares pursuant to the First Purchase Agreement in 2018 and received net proceeds of $1.8 million. The First Purchase Agreement was terminated in June 2018.

On January 26, 2018, the Company entered into the Sales Agreement with FBR with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017. As of June 30, 2018, the Company has not sold any shares under this Sales Agreement.

The Company completed a public offering on April 26, 2018 in which it sold 13,700,000 shares and received aggregate net proceeds of approximately $21.8 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $0.4 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of the Company's common stock, as a result of which the Company sold 1,600,000 shares and received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million.
In June 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company’s common stock (the "Purchase Shares") over the term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 263,852 shares of common stock issued to Aspire Capital as consideration for entering into the Purchase Agreement (the “Commitment Shares”) and the 791,557 shares purchased on the date of the agreement (the "Initial Purchase Shares"), is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on the date it entered into the Second Purchase Agreement. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00. As of June 30, 2018, the Company has sold shares for net proceeds of $1.1 million from the sale of shares pursuant to the Second Purchase Agreement.

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
Equity Compensation Plans
Total stock-based compensation expense related to stock options and restricted stock was $1.0 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively. Total stock-based compensation expense related to stock options and restricted stock was $2.0 million and $3.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

The Company recognized a de minimis amount and zero compensation expense for the three months ended June 30, 2018 and June 30, 2017, respectively. The Company recognized $0.1 million and no compensation expense for the six months ended June 30, 2018 and June 30, 2017, respectively. Shares of the Company's common stock will be offered for purchase under the ESPP through a series of successive offering periods. Each offering period will be comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant will be granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period. As of June 30, 2018, purchase rights for 55,087 shares have been requested and 55,087 shares have been granted under the ESPP. The Company has accrued a de minimis amount for common stock to be offered in the current offering period.

2016 Employee Equity Compensation Plan

The Company's 2016 Equity Incentive Compensation plan (the “2016 Plan”) was established on May 3, 2016. The 2016 Plan permits the Company to grant cash, stock and stock-based awards to its employees, consultants and directors. The 2016 Plan includes (i) the discretionary grant program under which eligible persons may be granted options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, or stock appreciation rights, or SARs; (ii) the stock issuance program under which eligible persons may be issued direct stock, restricted stock awards, restricted stock units, performance shares or other stock-based awards; and (iii) the incentive bonus program under which eligible persons may be issued performance unit awards, dividend equivalent rights or cash incentive awards. The Company initially had 2,396,315 shares available for issuance under the 2016 plan. At June 30, 2018, an aggregate of 289,059 shares of the Company's common stock were available for issuance under this plan.

In July, 2018, the Company's shareholders approved an amendment to the 2016 Plan and as a result, there are 8,000,000 shares available for issuance under the 2016 Plan.

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
Stock Options
2016 Employee Equity Compensation Plan Stock option activity for the six months ended June 30, 2018 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,661,750	$11.96	9.12	$75
Granted	505,760	2.98	9.67	—
Forfeited / Canceled	(47,912)	8.44	—	—
Options outstanding at June 30, 2018	2,119,598	$9.90	8.85	$—
Vested and exercisable	795,784	$14.08	8.53	$—

Share based compensation expense related to options issued under the 2016 Plan was $1.0 million and $2.0 million for the three and six months ended June 30, 2018. Share based compensation expense related to options issued under the 2016 Plan was $1.1 million and $2.1 million for the three and six months ended June 30, 2017 respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2018 was $1.27 and $2.28, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2017 was $3.61 and $4.42, respectively. There have been no option exercises under the 2016 Plan. As of June 30, 2018 there remained $5.9 million of unrecognized share-based compensation expense related to unvested stock options issued to be recognized as expense over a weighted average period of 1.90 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividend yield	—	—	—	—
Expected volatility	97.83%	68.5%	93.49%	69.0%
Risk-free rate of return	2.85%	1.91%	2.63%	2.04%
Expected term (years)	6.01	5.89	5.95	5.81
Fair Value per share	$1.27	$3.61	$2.28	$4.42

Restricted Stock

Shares of restricted stock were issued to third party consultants during 2017 as compensation for services rendered to the Company. The shares vested upon completion of seven months in service to the Company.
Restricted stock award activity for the six months ended June 30, 2018 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2017	30,000
Awards granted	—
Awards vested	(30,000)
Awards forfeited	—
Non-vested awards outstanding at June 30, 2018	—
Share based compensation related to restricted stock issued under the 2016 Plan was zero and a de minimis amount for the three and six months ended June 30, 2018, respectively. Share based compensation related to restricted stock issued under the 2016 Plan was $0.5 million and $0.9 million for the three and six months ended June 30, 2017, respectively. There is no remaining amount in unrecognized compensation related to these awards at June 30, 2018.

11. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note. Certain affiliates of WCAS are also common stock shareholders as of June 30, 2018.
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
12. Net Loss Per Share
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2018 and 2017 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

During the year ended December 31, 2017, the Company issued shares of its Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding at June 30, 2018 and 2017 were not included in the computation of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	2,119,598	1,698,900	2,119,598	1,698,900
Warrants	10,390	10,390	10,390	10,390
Restricted stock	—	77,662	—	77,662
Preferred Stock	2,750,000	2,750,000	2,750,000	2,750,000
Employee Stock Purchase Program	66,415	—	66,415	—
Total	4,946,403	4,536,952	4,946,403	4,536,952

13. Subsequent Events

In July, 2018, the Company's shareholders approved an amendment to the 2016 Plan and as a result, there are 8,000,000 shares available for issuance under the 2016 Plan.

In July, 2018, the Company issued 150,000 shares of common stock to Aspire Capital, pursuant to the Second Purchase Agreement for net proceeds of approximately $0.2 million. As of the date of this report, the Company has issued 1,205,409 shares of common stock to Aspire Capital under the Second Purchase Agreement.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC on February 28, 2018. The following discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in this Quarterly Report and those included in our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2018, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. See also the "Cautionary Note Regarding Forward-Looking Statements" set forth at the beginning of this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Our flagship product, the V-Go® Wearable Insulin Delivery device, is a simple, affordable, all-in-one, basal-bolus insulin delivery option for patients with type 2 diabetes is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and it provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of type 2 diabetes patients. V- Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
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
Our primary target market consists of the approximately 5.6 million patients with type 2 diabetes who currently take injectable insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population represents a $16.5 billion annual U.S. market when applying the annual wholesale acquisition cost, or WAC, of V-Go to the 4.5 million patients not achieving glycemic control. WAC is the gross price paid by wholesalers and does not take into account fees, discounts, and rebates from us. If we were able to capture even 15% of this 4.5 million patient population, that would represent $1.6 billion in annual revenue. The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis is based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto included elsewhere in this Quarterly Report.

Corporate Information
We currently operate the existing business of Valeritas as a publicly traded company under the name Valeritas Holdings, Inc. We were incorporated as Cleaner Yoga Mat, Inc. in Florida on May 9, 2014. Pursuant to the 2016 Merger, we discontinued our prior business of engaging in the sale of sanitizing solutions for Yoga and Pilates studios as well as conventional gyms and acquired the business of Valeritas, Inc. a Delaware corporation, referred to as Valeritas or the private company, which is a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies.
On May 3, 2016, our wholly owned subsidiary, Valeritas Acquisition Corp., a corporation formed in the State of Delaware on April 27, 2016, or the Acquisition Sub, merged with and into Valeritas, which we refer to as the 2016 Merger. Valeritas was the surviving corporation in the 2016 Merger and became our wholly owned subsidiary. All of the outstanding stock of Valeritas was converted into shares of our common stock or canceled upon closing of the 2016 Merger.
Also on May 3, 2016, we adopted an amended and restated certificate of incorporation and filed it with the Secretary of State of the State of Delaware and adopted amended and restated bylaws.
Following the 2016 Merger, the shareholders of Valeritas effectively control the combined companies, and, accordingly, Valeritas is deemed to be the accounting acquirer in the 2016 Merger.

Financial Overview

Revenue

We generate revenue from sales of V-Go to third-party wholesalers and medical supply distributors that take delivery and ownership of V-Go and, in turn, sell it to retail pharmacies or directly to patients with type 2 diabetes. V-Go 30-day packages are sold to wholesalers and distributors at WAC and we report net revenue after taking into consideration sales deductions as described in our financial statements and the related notes thereto. To date, the majority of our revenue is generated in the United States and we view our operations as one operating segment. Financial information is reviewed on a consolidated basis to allow management to make decisions regarding resource allocations and assess performance.

Within the past year, we have expanded our distribution network to include certain international distributors. Although we have entered into distribution agreements with distributors in several international countries, V-Go is currently only available for distribution in New Zealand. We expect the number of countries in which V-Go is available to increase as we continue to grow and expand our network of international agreements.
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

Results of Operations
Results of Operations for the Three Months Ended June 30, 2018 and 2017
The following is a comparison of revenue and expense categories for the three months ended June 30, 2018 and 2017:

(Dollars in thousands)	Three Months Ended June 30,		Change
	2018	2017	$	%
Revenue, net	$6,497	$4,788	1,709	35.7
Cost of goods sold	3,405	2,985	420	14.1
Gross margin	3,092	1,803	1,289	71.5
Operating expense:
Research and development	1,860	1,650	210	12.7
Selling, general and administrative	11,228	11,231	(3)	—
Total operating expense	13,088	12,881	207	1.6
Operating loss	(9,996)	(11,078)	1,082	(9.8)
Other income (expense), net:
Other expense	(25)	(35)	10	(28.6)
Other income	—	19	(19)	(100.0)
Interest expense, net	(939)	(888)	(51)	5.7
Total other income (expense), net	(964)	(904)	(60)	6.6
Net loss	$(10,960)	$(11,982)	1,022	(8.5)

Results of Operations for the Six Months Ended June 30, 2018 and 2017
The following is a comparison of revenue and expense categories for the six months ended June 30, 2018 and 2017:

(Dollars in thousands)	Six Months Ended June 30,		Change
	2018	2017	$	%
Revenue, net	$12,578	$9,399	3,179	33.8
Cost of goods sold	6,589	5,863	726	12.4
Gross margin	5,989	3,536	2,453	69.4
Operating expense:
Research and development	3,924	3,238	686	21.2
Selling, general and administrative	22,693	21,678	1,015	4.7
Total operating expense	26,617	24,916	1,701	6.8
Operating loss	(20,628)	(21,380)	752	(3.5)
Other income (expense), net:
Other expense	(28)	(21)	(7)	33.3
Other income	—	85	(85)	(100.0)
Interest expense, net	(1,878)	(2,472)	594	(24.0)
Total other income (expense), net	(1,906)	(2,408)	502	(20.8)
Net loss	$(22,534)	$(23,788)	1,254	(5.3)

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue, net
Revenue was $6.5 million for the three months ended June 30, 2018, compared to $4.8 million for the three months ended June 30, 2017, an increase of $1.7 million or 35.7%. The increase was driven by a 20.2% increase in volume, which was primarily due to our transition in 2017 to a new high-touch and high-service capital-efficient market strategy, which involves our sales force focusing on and servicing a smaller, more targeted number of high insulin volume prescribing physicians. During the second quarter and on a year-over-year basis, total prescriptions grew 10% for the three months ended June 30, 2018, and new prescriptions increased by 14%. In our targeted accounts, total and new prescriptions grew 22% and 18% year-over-year, respectively. In our non-targeted accounts, total prescriptions decreased by 2%, however new prescriptions increased by 8% year-over-year. In addition, the non-targeted prescriptions have stabilized. We also realized a net selling price increase of 15.5% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The net selling price increase was driven by an 8.0% WAC price increase implemented during the second half of 2017 and the benefit of improvements in various sales deductions.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $3.4 million for the three months ended June 30, 2018, compared to $3.0 million for the three months ended June 30, 2017, an increase of $0.4 million. As a percentage of revenue, cost of goods sold decreased during the three months ended June 30, 2018 to approximately 52.4% from approximately 62.3% during the three months ended June 30, 2017.
Our gross profit as a percentage of revenues, or gross margin, for the three months ended June 30, 2018 was 47.6%, compared to 37.7% for the three months ended June 30, 2017. The increase in our gross margin was due to manufacturing efficiencies, which benefited from a 20.2% increase in unit sales volume and the impact of our 15.5% net selling price increase.
Research and Development Expense
Total research and development expenses was $1.9 million for the three months ended June 30, 2018, compared to $1.7 million for the three months ended June 30, 2017, an increase of $0.2 million. The increase was primarily due to an increased focus on and external expenditures related to the development of our V-Go SIM device. We expect market introduction in the US of the V-Go SIM by the end of the first half of 2019.
Selling, General and Administrative Expense

Our selling, general and administrative expenses were $11.2 million for the three months ended June 30, 2018, compared to $11.2 million for the three months ended June 30, 2017, an increase of $0.0 million. The flat amount of expenses was due to the planned increase in field sales headcount in the three months ended June 30, 2017, with no significant changes to field sales headcount since that period.
Other Income (Expense), net
Interest expense was $0.9 million for the three months ended June 30, 2018, compared to $0.9 million for the three months ended June 30, 2017, an increase of less than $0.1 million. The increase was primarily due to the compounding of interest on the increasing balance of our debt.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue, net
Revenue was $12.6 million for the six months ended June 30, 2018, compared to $9.4 million for the six months ended June 30, 2017, an increase of $3.2 million or 33.8%. The increase was driven by a 18.1% increase in volume, which was primarily due to our transition in 2017 to a new high-touch and high-service capital-efficient market strategy, which involves our sales force focusing on and servicing a smaller, more targeted number of high insulin volume prescribing physicians. During the first six months ended June 30, 2018 and on a year-over-year basis, total prescriptions grew 8%, and new prescriptions increased by 11%. In our targeted accounts, total and new prescriptions grew 22% and 19% year-over-year, respectively. In our non-targeted accounts, total prescriptions declined by 7% and new prescriptions were flat year-over-year. We also realized a net selling price increase of 15.7% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The net selling price increase was driven by an 8.0% WAC price increase implemented during the second half of 2017 and the benefit of improvements in various sales deductions.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $6.6 million for the six months ended June 30, 2018, compared to $5.9 million for the six months ended June 30, 2017, an increase of $0.7 million. As a percentage of revenue, cost of goods sold decreased during the six months ended June 30, 2018 to approximately 52.4% from approximately 62.4% during the six months ended June 30, 2017.
Our gross profit as a percentage of revenues, or gross margin, for the six months ended June 30, 2018 was 47.6%, compared to 37.6% for the six months ended June 30, 2017. The increase in our gross margin was due to manufacturing efficiencies, which benefited from a 18.1% increase in unit sales volume and the impact of our 15.7% net selling price increase.
Research and Development Expense
Total research and development expenses was $3.9 million for the six months ended June 30, 2018, compared to $3.2 million for the six months ended June 30, 2017, an increase of $0.7 million. The increase was primarily due to an increased focus on and external expenditures related to the development of our V-Go SIM device. We expect market introduction in the US of the V-Go SIM during the first half of 2019.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $22.7 million for the six months ended June 30, 2018, compared to $21.7 million for the six months ended June 30, 2017, an increase of $1.0 million. The increase was driven primarily by a planned increase in field sales headcount, which occurred during the three months ended June 30, 2017.
Other Income (Expense), net
Interest expense was $1.9 million for the six months ended June 30, 2018, compared to $2.5 million for the six months ended June 30, 2017, a decrease of $0.6 million. The decrease was primarily due to the restructuring of our $50.0 million term loan with CRG, or the Term Loan, and the $5.0 million note payable with WCAS, or the WCAS Note, in March, 2017. In connection with our March 2017 public offering, $25.0 million of the Term Loan and $2.5 million of the WCAS Note were converted into 2,500,000 and 250,000 shares of our Series A Convertible Preferred Stock, respectively.

Liquidity and Capital Resources
We are subject to a number of risks similar to those of early stage commercial companies, including dependence on key individuals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital necessary to fund the development of our products, and competition from larger companies. We expect that our sales performance and the level of selling and marketing efforts, as well as the status of each of our new product development programs, will significantly impact our cash requirements.
We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of June 30, 2018, we had $33.0 million in cash and cash equivalents and an accumulated deficit of $496.5 million. Our restructured Term Loan includes a liquidity covenant whereby we must maintain a cash balance of at least $2.0 million. These factors raise substantial doubt about our ability to continue as a going concern.
We completed a public offering on April 26, 2018, as a result of which we received aggregate net proceeds of approximately $21.8 million, after deducting underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $0.4 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of our common stock, as a result of which we received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million.
In January 2018, as a component of management's plan to secure additional financing, we entered into a common stock purchase agreement, or the First Purchase Agreement with Aspire Capital Fund, LLC, or Aspire Capital for the sale of up to $20.0 million of our common stock (see "Equity Transactions" below) The First Purchase Agreement provided that we could sell an aggregate of up to 1,375,868 shares of our common stock to Aspire Capital, (which represented 19.99% of our outstanding shares of common stock on the date we entered into the First Purchase Agreement) without shareholder approval. Pursuant to the First Purchase Agreement, we sold 1,250,868 shares for net proceeds of approximately $1.8 million. The First Purchase Agreement was terminated in June 2018.
In January 2018, we entered into an At the Market Issuance Sales Agreement, or the Sales Agreement with B. Riley FBR, Inc., or FBR with respect to an at the market offering program, under which we may, from time to time in our sole discretion, issue and sell through FBR, acting as agent, shares of our common stock, or the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by us under the Agreement will be made pursuant to a prospectus supplement to our registration statement on Form S-3, originally filed with the Securities and Exchange Commission, or the SEC, on October 4, 2017, and declared effective by the SEC on December 15, 2017, for the sale of up to $2.8 million of shares of our common stock. As of the date of this report we have not sold any shares pursuant to the Sales Agreement.
In June 2018, we entered into a common stock purchase agreement, or the Second Purchase Agreement with Aspire Capital, for the sale of up to $21.0 million of our common stock (see "Equity Transactions" below). The Second Purchase Agreement provides that we may sell an aggregate of up to 4,726,383 shares of our common stock (which represents 19.99% of our outstanding shares of common stock on the date we entered into the Second Purchase Agreement), without shareholder approval. As of June 30, 2018, we have sold 791,557 shares of common stock under the Second Purchase Agreement for net proceeds of approximately $1.1 million.
There is uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement, but based on our current business plan assumptions, we believe that we have sufficient cash and cash equivalents to fund our current operations into the second quarter of 2019.

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

In March 2018, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because our stockholder's equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, was below the required minimum of $2.5 million. The notification letter also indicated that, as of March 6, 2018, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

In accordance with the Nasdaq Listing Rules, we submitted a plan to regain compliance to Nasdaq within 45 days of our receipt of the notification letter. In May 2018, we received a letter from Nasdaq which stated that, based on the disclosure in our Form 10-Q for the period ended March 30, 2018, filed on May 9, 2018, Nasdaq had determined that we complied with Nasdaq Listing Rule 5550(b)(1). However, if we failed to evidence compliance in our next periodic report, we may be subject to delisting.

Although Nasdaq determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1), based on the disclosure in our Form 10-Q for the period ended March 30, 2018, filed on May 9, 2018, there is no guarantee that we will continue to maintain compliance with Nasdaq Listing Rule 5550(b)(1) or any other Nasdaq listing rule in the future, which may subject us to delisting,

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(19,737)	$(16,314)
Investing activities	(813)	(42)
Financing activities	27,633	48,751
Total	$7,083	$32,395
Operating Activities
The increase in net cash used in operating activities for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily associated with the increase in our field sales force, more timely payment of accounts payable and the increase in accounts receivable from growing revenue.
Investing Activities
The net cash used in investing activities for the six months ended June 30, 2018 was primarily related to purchases of capital equipment for our production lines. The use of cash in 2017 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years. Additionally, in 2017, we sold some of our property and equipment as a result of the change in our overall operational strategy and plan. We do not expect to have significant investing activity in the next 12 months from the date of this report.
Financing Activities
The net cash provided by financing activities for the six months ended June 30, 2018 was the result of a public offering executed in April, 2018, execution of sales of common stock under the First Purchase Agreement and the Second Purchase Agreement, and proceeds from our Employee Stock Purchase Program. Net cash provided by financing activities for the six months ended June 30, 2017 was the result of gross proceeds from our March 2017 public offering, which raised net proceeds of $48.8 million, after deducting underwriting discounts and offering expenses.

Indebtedness
Senior Secured Debt
In May, 2013, we entered into a $50.0 million term loan with CRG, or the Term Loan, which is structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of our assets, including our material intellectual property. Due to certain events of default in 2015, we entered into a series of forbearance agreements in 2015 and 2016 with CRG. The initial forbearance agreement was entered into on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended, but no longer in effect today, contained a number of terms and conditions in exchange for CRG's agreement to forbear.
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

WCAS Note
In 2011, we issued a $5.0 million note payable to WCAS, which we refer to as the WCAS Note. Amounts due under the WCAS Note originally bore interest at 10% per annum, payable semi-annually. The note was amended in 2013 to bear interest at 12% per annum, with all interest accruing as compounded payment-in-kind, or PIK interest, which was added to the aggregate principal amount of the loan semi-annually. The then outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021, and may be paid off at any time without penalty. Concurrently with the closing of the 2016 Merger, we restructured the WCAS Note. For more information, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Equity Transactions
In March 2017, we completed an underwritten public offering, in which we sold 5,250,000 shares of common stock at a public offering price of $10.00 per share. We received gross proceeds of approximately $52 million and net proceeds of approximately $48.8 million, net of underwriting discounts, commissions and other offering expenses.
In January 2018, we entered into the First Purchase Agreement with Aspire Capital, for the sale of up to $20 million of our common stock. Pursuant to the First Purchase Agreement, we could sell up to an aggregate of 1,375,868 shares of common stock (which represents 19.99% of our outstanding shares of common stock on the date we entered into the First Purchase Agreement) without stockholder approval. The First Purchase Agreement permitted us to sell additional shares of common stock above the 19.99% limit provided that (i) we obtained stockholder approval or (ii) stockholder approval had not been obtained and at any time the 1,375,868 share limitation was reached and at all times thereafter the average price paid for all shares issued under the First Purchase Agreement, including 125,000 shares of common stock we issued to Aspire Capital as consideration for entering into the First Purchase Agreement was equal to or greater than $3.02, which was the consolidated closing bid price of our common stock on the date we entered into the First Purchase Agreement for net proceeds of approximately $1.8 million. In addition to these restrictions, we were prohibited from selling shares to Aspire Capital under the First Purchase Agreement at a price less than $1.00 per share. All shares of common stock sold to Aspire Capital under the First Purchase Agreement were registered on a Registration Statement on Form S-1 (File No. 333-222454), which was declared effective by the SEC on February 12, 2018. The First Purchase Agreement was terminated in June 2018 at the time we entered into the Second Purchase Agreement with Aspire Capital (as described below).
In January 2018, we entered into the Sales Agreement with FBR with respect to an at-the-market offering program, under which we may, from time to time, issue and sell through FBR, as sales agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by us under the Sales Agreement will be made pursuant to a prospectus supplement dated January 26, 2018 to our Shelf Registration Statement, for the sale of up to approximately $2.8 million of shares of our common stock. As of the date of this report, we have not sold any shares under the Sales Agreement.
In April 2018, we completed an underwritten public offering, in which we sold 13,700,000 shares of common stock at a public offering price of $1.75 per share. We received gross proceeds of approximately $24 million and net proceeds of approximately $21.8 million, after deducting underwriting discounts and commissions of approximately $1.8 million and offering expenses of $0.4 million. On May 2, 2018, we sold an additional 1,600,000 shares of common stock pursuant to the 30-day option we granted the underwriters in connection with the offering, for net proceeds of approximately $2.6 million. Therefore, the total net proceeds from this underwritten public offering was $24.4 million, net of underwriting discounts and commissions and offering expenses.

In June 2018, we entered into the Second Purchase Agreement with Aspire Capital, pursuant to which, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of our common stock per business day, in an aggregate amount of up to $21.0 million of our common stock over the term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of our common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. We may sell an aggregate of 4,726,383 shares of our common stock (which represents 19.99% of our outstanding shares of common stock on the date we entered into the Second Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Second Purchase Agreement, including the 263,852 shares of common stock issued to Aspire Capital as consideration for entering into the Second Purchase Agreement, or the Commitment Shares, and the 791,557 shares purchased on the date of the agreement, or the Initial Purchase Shares, is equal to or greater than $1.62, which was the consolidated closing bid price of our common stock on the date we entered into the Second Purchase Agreement. In addition to these restrictions, we are prohibited from selling shares to Aspire Capital under the Second Purchase Agreement at a price per share less than $1.00. We have registered the sale of up to 10,000,000 shares of common stock issuable pursuant to the Second Purchase Agreement, including the Commitment Shares and the Initial Purchase Shares, on a Registration Statement on Form S-1 (File No. 333-226018), which was declared effective by the SEC on July 16, 2018. As of June 30, 2018, we have sold 791,557 to Aspire Capital under the Second Purchase Agreement, including the Initial Purchase Shares, for net proceeds of approximately $1.1 million. The First Purchase Agreement was terminated in June 2018 at the time we entered into the Second Purchase Agreement with Aspire Capital.

Related Party Transactions
We transact business with certain parties related to us, primarily with key stakeholders with the intent of managing working capital through additional debt or equity financing.
During the six months ended June 30, 2017 CRG and WCAS converted their respective debt balances of $25.0 million and $2.5 million to 2,500,000 and 250,000 shares of our Series A Convertible Preferred Stock, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity because CRG and WCAS are also two of our stockholders. Concurrent with the debt conversion, we capitalized a de minimis amount of issuance costs. CRG also purchased 4,000,000 shares of our common stock for an aggregate purchase price of $40.0 million in the March 2017 public offering.
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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were a de minimis amount of charges recorded during the three and six months ended June 30, 2018 and no charges recorded during the three and six months ended June 30, 2017.
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
Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2018.

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
Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board, or FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements. The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. We are in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 amends the FASB Accounting Standards Codification or ASC to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

Item 4.     Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2018, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first six months of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

Although we are not required to include risk factors in our Quarterly Report on Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to the risk factors described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2018 and in our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2018.
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
As of June 30, 2018, we had $33.0 million in cash and cash equivalents and an accumulated deficit of $496.5 million. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go. In April 2018, we completed an underwritten public offering, in which we sold 13,700,000 shares of common stock at a public offering price of $1.75 per share. We received gross proceeds of approximately $24 million and net proceeds of approximately $21.8 million after deducting underwriting discounts, commissions and estimated offering expenses. On May 2, 2018, we sold an additional 1,600,000 shares of common stock pursuant to the 30-day option we granted the underwriters in connection with the offering, for net proceeds of approximately $2.6 million. In January 2018, we entered into a common stock purchase agreement, or the First Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital would be committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the First Purchase Agreement. In June 2018, we terminated the First Purchase Agreement and entered into a second common stock purchase agreement, or the Second Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock over the 30-month term of the Second Purchase Agreement. We sold 1,250,868 shares of common stock to Aspire Capital under the First Purchase Agreement for net proceeds of approximately $1.8 million, and as of June 30, 2018, have sold 791,557 shares of common stock to Aspire Capital under the Second Purchase Agreement for net proceeds of approximately $1.1 million Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. As of the date of this report, we have not sold any shares under the Sales Agreement. Both the Second Purchase Agreement and the Sales Agreement are subject to limitations as described elsewhere in this Quarterly Report, and therefore there are no assurances that we will be able to raise funds from the Second Purchase Agreement or the Sales Agreement. We have devoted substantially all of our resources to the research, development and engineering of our products, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.
To implement our business strategy we need to, among other things, increase sales of our products with our existing sales and marketing infrastructure, fund ongoing research, development and engineering activities, expand our manufacturing capabilities, and obtain regulatory clearance in other markets outside the United States and European Union, or EU, or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently commercialized V-Go, which makes predicting our sales more difficult. We will need to affect a financing or capital raise in the near term in order to sustain operations and implement our business strategy until we can achieve profitability from operations, if ever. Our inability to affect a financing or capital raise and continued losses from operations could have a material adverse effect on the Company. Any additional operating losses will have an adverse effect on our stockholders’ equity/(deficit), and we cannot assure you that we will ever be able to achieve or sustain profitability.

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
On March 7, 2018, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because our stockholder's equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, was below the required minimum of $2.5 million. The notification letter also indicated that, as of March 6, 2018, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.
In accordance with the Nasdaq Listing Rules, we submitted a plan to regain compliance to Nasdaq within 45 days of our receipt of the notification letter. On May 11, 2018, we received a letter from Nasdaq which stated that, based on the disclosure in our Form 10-Q for the period ended March 30, 2018, filed on May 9, 2018, Nasdaq had determined that we complied with Nasdaq Listing Rule 5550(b)(1). However, if we failed to evidence compliance in our next periodic report, we may be subject to delisting.
Although Nasdasq determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1), based on the disclosure in our Form 10-Q for the period ended March 30, 2018, filed on May 9, 2018, there is no guarantee that we will continue to maintain compliance with Nasdaq Listing Rule 5550(b)(1) or any other Nasdaq listing rule in the future, which may subject us to delisting,

Competitive products or other technological breakthroughs for the treatment or prevention of diabetes may render our products obsolete or less desirable.

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes, in both specialist and primary care settings, which are easy-to- train and easy-to-use, provide clinical benefits as well as equivalent or improved patient adherence and persistency, receive adequate coverage and reimbursement from third-party payors with reasonable out-of-pocket costs to patients, and are more appealing than available alternatives. Our current competition is primarily with other non-electronic insulin delivery devices such as insulin pens and syringes. There are other U.S. Food and Drug Administration, or FDA,-cleared basal-bolus insulin delivery products, including one that includes a patch component, but these are electronic. These electronic basal-bolus insulin delivery devices and systems are cleared for use by both type 1 and type 2 patients. In addition, there is another mechanical bolus only insulin delivery device developed by Calibra Medical, Inc. that has been cleared by the FDA. This device, previously known as ONETOUCH ViaTM ,or Via. Via has not yet been commercially launched in the U.S., but the company who currently has rights to this technology has stated that they plan to make Via commercially available in the U.S. in 2019. We do not consider Via to be a direct competitor of V-Go by itself, because Via only provides insulin at meal times and does not provide a continuous flow of insulin. Therefore, patients would still be required to take separate basal insulin injection or injections every day. We do, however, believe that the commercial introduction of Via (although it only provides meal time dosing) will help to create additional awareness and acceptance of wearable insulin delivery devices in the U.S. Because V-Go is currently the only available commercial product in the U.S. that can deliver insulin at both a constant basal rate and on demand at meal time, we believe V-Go may benefit from the commercial introduction of Via by capturing a portion of the expanded market for wearable insulin delivery devices for patients with type 2 diabetes that will likely be created by the commercial introduction of Via. There is currently one inhaled insulin on the market, Afrezza®, manufactured by MannKind Corporation, which is also a meal time insulin delivery device. We do not consider Afrezza to be a direct competitor of V-Go for similar reasons as described above with respect to Via, namely because patients would still be required to take separate basal insulin injection or injections every day in order to match the basal-bolus regimen provided by V-Go. In the future, the insulin-delivery methods for patients with type 2 diabetes could change if other non-invasive formulations of insulin are approved and successfully commercialized, such as oral insulin in pill form, additional inhaled insulin or buccal insulin. If longer-acting and safer glucagon-like peptide-1analogs with fewer side effects are approved and successfully commercialized, they could reduce or delay the use of basal-bolus insulin in patients with type 2 diabetes. However, we do not anticipate that these types of medications, if approved and successfully commercialized, would reduce the number of patients with type 2 diabetes already on insulin or on a basal-bolus insulin regimen. In addition, a number of other companies are pursuing new electronic or mechanical insulin-delivery devices, delivery technologies, drugs and other therapies for the treatment and prevention of diabetes that are not currently available on the market. Therefore, we believe that V-Go remains in a class by itself because it is the only purely mechanical, disposable basal and bolus insulin delivery device currently on the market in the U.S., and that there will remain a large population of patients with type 2 diabetes on insulin who can benefit from V-Go both clinically and on a cost-effective basis. However, if we are incorrect about these assumptions, Via, Afrezza, and other bolus only insulin delivery devices currently on the market or in development, or other potential technological breakthroughs in diabetes treatment or prevention, could reduce the potential market for V-Go or render V-Go obsolete altogether, which would significantly reduce our sales and have an adverse impact on our business.

Because of the size of the type 2 diabetes market, we anticipate that companies will continue to dedicate significant resources to developing competitive products, including both drugs and devices. The frequent introduction of non-insulin drugs, for example, may delay the introduction of insulin to patients that would otherwise be introduced to insulin sooner, and could create market confusion, prevent us from successfully capturing the prescribers’ or payors’ attention or reduce our ability to capture a sufficient market share to realize our business objectives. In addition, the entry of multiple new products or the loss of market exclusivity on some diabetes drugs, including insulin delivered in pens, may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products. If a competitor develops a product that is similar or is perceived to be superior to V-Go, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in accordance with our expectations.
Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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
As of June 30, 2018, we have used $46.8 million of our net proceeds from our March 2017 public offering.
There was no material change in the planned use of proceeds from our March 2017 public offering as described in our prospectus dated March 24, 2017, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 6.     Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

4.1
Registration Rights Agreement, dated June 11, 2018, between the Registrant and Aspire Capital Fund, LLC. (Incorporated by reference, Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38038), filed June 15, 2018).

10.1
Common Stock Purchase Agreement, dated June 11, 2018, between the Registrant and Aspire Capital Fund, LLC. (Incorporated by reference, Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38038), filed June 20, 2018).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2018.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017, (ii) Condensed Consolidated Statements of Financial Position at June 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statement of Shareholders' Equity at June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: August 7, 2018