Form 10-Q
period 2018-09-30
Valeritas Holdings Inc.
filed 2018-11-09
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant's telephone number, including area code: (908) 927-9920
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock as of November 6, 2018 was 24,950,642.

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

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share amounts and per share amounts)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$24,275	$25,961
Accounts receivable, net	5,600	3,991
Inventories, net	6,707	8,105
Deferred cost of goods sold	—	539
Prepaid expense and other current assets	1,379	876
Total current assets	37,961	39,472
Property and equipment, net	6,026	5,469
Other assets	682	148
Total assets	$44,669	$45,089
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,260	$5,644
Accrued expense and other current liabilities	9,324	5,798
Current portion of capital lease obligation	91	—
Deferred revenue	—	1,638
Total current liabilities	12,675	13,080
Long-term debt, related parties	39,095	36,009
Capital lease obligation, less current portion	173	—
Other long-term liabilities	109	58
Total liabilities	52,052	49,147
Commitments and contingencies
Stockholders' deficit
Convertible preferred stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2018; 2,750,000 shares issued and outstanding at September 30, 2018 and December 31, 2017. (aggregate liquidation value of $30,861 and $29,211 at September 30, 2018 and December 31, 2017, respectively)	3	3
Common stock, $0.001 par value, 300,000,000 shares authorized; 24,958,496 shares issued and 24,950,642 outstanding at September 30, 2018 and 7,015,636 shares issued and 7,007,782 shares outstanding at December 31, 2017.	25	7
Additional paid-in capital	500,620	469,877
Accumulated deficit	(508,007)	(473,921)
Treasury stock, at cost (7,854 shares)	(24)	(24)
Total stockholders' deficit	(7,383)	(4,058)
Total liabilities and stockholders' deficit	$44,669	$45,089
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net	$6,926	$5,065	$19,504	$14,464
Cost of goods sold	3,749	3,048	10,338	8,911
Gross margin	3,177	2,017	9,166	5,553
Operating expense:
Research and development	1,763	1,861	5,687	5,099
Selling, general and administrative	12,025	10,020	34,718	31,698
Total operating expense	13,788	11,881	40,405	36,797
Operating loss	(10,611)	(9,864)	(31,239)	(31,244)
Other income (expense), net:
Interest expense, net	(926)	(876)	(2,804)	(3,348)
Other expense	—	—	(22)	(187)
Other income	6	162	—	413
Total other income (expense), net	(920)	(714)	(2,826)	(3,122)
Loss before income taxes	(11,531)	(10,578)	(34,065)	(34,366)
Provision for income taxes	—	—	—	—
Net loss	$(11,531)	$(10,578)	$(34,065)	$(34,366)
Preferred stock dividend	$(550)	$(557)	$(1,650)	$(1,154)
Net loss attributable to common stockholders	$(12,081)	$(11,135)	$(35,715)	$(35,520)
Net loss per share of common shares outstanding - basic and diluted	$(0.49)	$(1.62)	$(2.12)	$(6.74)
Weighted average common shares outstanding - basic and diluted	24,809,254	6,858,832	16,842,154	5,270,952
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance-December 31, 2017	2,750,000	$3	7,007,782	$7	7,854	$(24)	$469,877	$(473,921)	$(4,058)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense	—	—	—	—	—	—	3,060	—	3,060
Restricted stock vested	—	—	30,000	—	—	—	—	—	—
Issuance of common stock through Employee Stock Purchase Program	—	—	156,584	—	—	—	236	—	236
Issuance of common stock in a public offering, net of fees	—	—	15,300,000	16	—	—	24,343	—	24,359
Issuance of common stock through Purchase Agreements, net of fees	—	—	2,192,424	2	—	—	3,104	—	3,106
Commitment fee for Second Purchase Agreement	—	—	263,852	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(34,065)	(34,065)
Balance- September 30, 2018	2,750,000	$3	24,950,642	$25	7,854	$(24)	$500,620	$(508,007)	$(7,383)
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(34,065)	$(34,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	965	1,416
Amortization of financing costs	15	16
Noncash interest expense	3,071	3,464
Share-based compensation expense	3,060	4,581
Change in fair value of derivative liabilities	3	(220)
Gain on sale of property and equipment	—	(193)
Impairment of assets	20	—
Sales return provision	(214)	—
Changes in:
Accounts receivable	(1,609)	(383)
Inventories	1,398	1,014
Deferred cost of goods sold	—	217
Prepaid expense and other current assets	(503)	(231)
Other assets	(170)	(97)
Accounts payable	(2,487)	366
Accrued expense	2,211	623
Deferred revenue	—	(432)
Deferred rent liability	51	(65)
Net cash used in operating activities	(28,254)	(24,290)
Investing activities
Proceeds from sale of property and equipment	—	118
Acquisition of property and equipment	(1,166)	(366)
Net cash used in investing activities	(1,166)	(248)
Financing activities
Proceeds from issuance of common stock ($40,000 received from a related party in 2017), net of issuance costs	27,549	48,792
Payment of capital lease obligations	(51)	—
Proceeds from issuance of common stock through ESPP	236	—
Payment of debt restructuring costs	—	(35)
Net cash provided by financing activities	27,734	48,757
Net increase (decrease) in cash and cash equivalents	(1,686)	24,219
Cash and cash equivalents-beginning of period	25,961	9,866
Cash and cash equivalents-end of period	$24,275	34,085
Supplemental disclosures of cash flow information
Commitment fee for Second Purchase Agreement	$429	$411
Deferred revenue reduction (Note 3)	$1,638	$—
Sales return reserve (Note 3)	$778	$—
Deferred cost of goods sold reduction (Note 3)	$539	$—
Accrued distribution fees and managed care costs (Note 3)	$343	$—
Capital lease obligation	$315	$—
Accrued offering costs	$84	$—
Write off of debt issuance costs	$—	$107
Conversion of debt to Series A preferred stock	$—	$27,500
Receivables for property and equipment sales	$—	$75
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

Management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of September 30, 2018, the Company had $24.3 million in cash and cash equivalents. The Company has incurred losses each year since inception, has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of $508.0 million. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. Based on its current business plan assumptions and expected cash burn rate, excluding potential share sales associated with its financing agreements discussed below, the Company believes that it has sufficient cash and cash equivalents to fund its current operations into the second quarter of 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company completed a public offering on April 26, 2018, for net proceeds of approximately $21.8 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $0.4 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of the Company's common stock for additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million.

On June 11, 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company's common stock (the "Purchase Shares") over the term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Second Purchase Agreement, is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on June 11, 2018. Through September 30, 2018, the Company has issued 1,205,409 shares of common stock including the Initial Purchase Shares, for net proceeds of approximately $1.3 million. There is market uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement.

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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of results for the full year.
Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Change in Accounting Principle
On January 1, 2018, the Company adopted ASU 2014-09: Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company elected to use the modified retrospective approach for adoption. The Company had previously deferred recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which was once the Company received evidence that the product had been distributed to patients based on analysis of third-party information. Management has determined that the variable consideration associated with rebates, chargebacks and other discounts can continue to be estimated and that there are no return estimate constraints for which it is considered probable that a subsequent change in the estimate would result in a significant revenue reversal. Accordingly, the Company is no longer using the “sell through” approach to recognition and has accelerated the recognition of revenue upon sale to the distributor. The variable consideration associated with sales returns was estimated based on the probability weighted expected value approach. In connection with its adoption of ASC 606, the Company recorded a cumulative-effect adjustment to reduce retained earnings by a de minimis amount. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance".
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

Under the modified retrospective method of adoption, the Company is required to disclose the impact on its statement of operations , had it continued to follow the accounting policies under the previous revenue guidance. The Company estimates that the impact to revenues for the three and nine months ended September 30, 2018 would have been a decrease of approximately $0.2 million and $0.5 million, respectively, and the impact to gross profit for the three and nine months ended September 30, 2018 would have been a decrease of $0.1 million and $0.2 million, respectively, had there been no adoption of ASC 606. The impact to net loss for the three and nine months ended would have been a decrease of $0.1 million and $0.3 million, respectively and a decrease in the net loss per share by $0.00 and $0.02, respectively.
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

Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, prompt pay discounts, and co-pay card redemptions, all of which are established at the time of sale. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). No significant revisions were made to the methodology used in determining these provisions. The following briefly summarizes the nature of our significant provisions:

•	managed care and medicare rebates, which are based on the estimated end user payor mix and related contractual rebates

•	distribution fees, prompt pay and other discounts, which are recorded based on specified payment terms, and which vary by customer; and

•	Co-pay card redemption charges which are based on the net transaction costs of prescriptions filled via a Company-subsidized card program and other incentive programs.

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

4. Inventory
Inventory, net consists of:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Raw materials	$1,210	$1,368
Work in process	3,065	1,972
Finished goods	2,432	4,765
Total	$6,707	$8,105
Cost is determined on a FIFO basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at September 30, 2018 and December 31, 2017 were $0.3 million and $0.3 million, respectively.
5. Property and Equipment
Property and equipment consisted of the following:

(Dollars in thousands)	Useful lives	September 30, 2018	December 31, 2017
Machinery and equipment	5-10	$10,629	$10,552
Computers and software	3	1,879	1,382
Leasehold improvements	6-10	408	425
Office equipment	5	89	89
Furniture and fixtures	5	187	187
Construction in process		1,100	135
Total		14,292	12,770
Accumulated depreciation		(8,266)	(7,301)
Property and equipment, net		$6,026	$5,469
Depreciation expense for the three months ended September 30, 2018 and 2017 were $0.3 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 were $1.0 million and $1.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities
The Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Compensation	$4,222	$2,830
Returns reserve	565	—
Marketing services	348	109
Distribution agreements and managed care costs	2,856	1,330
Professional fees	899	926
Franchise taxes	27	53
Travel expenses	128	157
Manufacturing overhead	103	260
Other accruals	176	133
Total accrued expenses and other current liabilities	$9,324	$5,798

7. Debt
The Company had the following debt outstanding:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Senior Secured Debt, net	$25,000	$25,000
Issuance costs	(110)	(125)
Payment-in-kind (PIK) interest	10,752	7,929
Total Senior Secured Debt, net	35,642	32,804
Other Note Payable, net	2,500	2,500
Payment-in-kind (PIK) interest	953	705
Total Other Note Payable, net	3,453	3,205
Total	$39,095	$36,009

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
On February 9, 2017, the Company entered into Amendment No. 1 to the Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016 (the “Loan Agreement”). The Loan Agreement (i) extends the interest only-period of the Loan Agreement by one year to March 31, 2022 from March 31, 2021; (ii) extends the time until the initial required cash interest payments by one year to June 30, 2019 from June 30, 2018; (iii) extends the deadline for full payment under the Loan Agreement to March 31, 2022 from March 31, 2021, and (iv) reduces the Company’s minimum cash and cash equivalent requirements to $2.0 million from the previous requirement of $5.0 million.
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
During the three and nine months ended September 30, 2018, the Company incurred non-cash interest expense of $1.1 million and $3.1 million, respectively. During the three and nine months ended September 30, 2017, the Company incurred non-cash interest expense of $1.0 million and $3.5 million, respectively.
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

The restructured Term Loan agreement contained a financial covenant, which required the Company to maintain a minimum cash balance of $5.0 million. In February 2017, this covenant was amended to require the Company to maintain a minimum cash balance of $2.0 million. As of September 30, 2018, the Company was in compliance with this financial covenant, as the Company held cash and cash equivalents of $24.3 million, which includes $0.5 million of restricted cash.

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
8. Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2018 and December 31, 2017 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement.

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	Fair Value as of September 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$4	—	—	$4

	Fair Value as of December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Derivative Liability - Warrant	$1	—	—	$1

9. Commitments and Contingencies
Litigation

The Company from time to time, is party to pending or threatened legal proceedings. The Company recognizes a liability for contingencies, including an estimate of legal costs to be incurred, when information available indicates both a loss is probable and the amount of the loss can be reasonably estimated. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of the Company.

Operating Leases
The Company leases buildings in Bridgewater, New Jersey and Marlborough, Massachusetts, expiring in June 2023 and February 2024, respectively. In addition to rent expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the building leases. The rental payments include the minimum rentals plus common area maintenance charges. The leases include renewal options.
Rental expense under all operating leases amounted to $0.2 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. Rental expense under all operating leases amounted to $0.5 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Depreciation expense for assets under the capital lease amounted to a de minimis amount and $0.1 million for the three and nine months ended September 30, 2018. There was no depreciation expense related to capital leases in 2017. The carrying value of the asset at September 30, 2018 was $0.3 million.
At September 30, 2018, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year ending December 31:
2018	$119
2019	531
2020	541
2021	434
2022	436
Thereafter	389
Total	$2,450

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
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of September 30, 2018 and December 31, 2017, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in V-Go or any current products under development.

10. Stockholders' Equity (Deficit)
The Company's capital structure consisted of 300,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of blank check preferred stock.

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

On January 26, 2018, the Company entered into the Sales Agreement with FBR with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017. As of September 30, 2018, the Company has not sold any shares under this Sales Agreement.

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
In June 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company’s common stock (the "Purchase Shares") over the thirty month term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 263,852 shares of common stock issued to Aspire Capital as consideration for entering into the Purchase Agreement (the “Commitment Shares”) and the 791,557 shares purchased on the date of the agreement (the "Initial Purchase Shares"), is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on the date it entered into the Second Purchase Agreement. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00.

As of September 30, 2018, the Company has issued 1,205,409 shares of common stock under the Second Purchase Agreement, including the Initial Purchase Shares for net proceeds of approximately $1.3 million.

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
Equity Compensation Plans
Total stock-based compensation expense related to stock options and restricted stock was $1.0 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively. Total stock-based compensation expense related to stock options and restricted stock was $3.0 million and $4.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “ESPP”), which was established in 2017, the Company is authorized to issue up to 2% of the shares of its capital stock outstanding as of May 3, 2017. The purchase price of the stock will not be less than 85% of the lower of (i) the fair market value per share of the Company's common stock on the start date of the offering period or (ii) the fair market value on the purchase date. The fair market value per share of the Company’s common stock on any particular date under the ESPP will be the closing selling price per share on such date on the national stock exchange serving as the primary market for the Company’s common stock at that time (or if there is no closing price on such date, then the closing selling price per share on the last preceding date for which such quotation exists). Shares of the Company's common stock will be offered for purchase under the ESPP through a series of successive offering periods. Each offering period will be comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant will be granted a purchase right to acquire shares of the Company's common stock on the last day of each purchase period interval during the offering period. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.

The Company recognized a de minimis amount and zero compensation expense for the three months ended September 30, 2018 and September 30, 2017, respectively. The Company recognized $0.1 million and no compensation expense for the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, purchase rights for 156,584 shares have been requested and 156,584 shares have been granted under the ESPP. The Company has accrued a de minimis amount for common stock to be offered in the current offering period.

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

In July 2018, the Company's shareholders approved an amendment to the 2016 Plan and as a result, there are 8,000,000 shares available for issuance under the 2016 Plan.

At September 30, 2018, an aggregate of 5,830,798 shares of the Company's common stock were available for issuance under the 2016 Plan.

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
Stock Options
2016 Employee Equity Compensation Plan Stock option activity for the nine months ended September 30, 2018 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,661,750	$11.96	9.12	$75
Granted	581,315	2.77	9.48	—
Forfeited / Canceled	(61,521)	7.97	—	—
Options outstanding at September 30, 2018	2,181,544	$9.63	8.65	$—
Vested and exercisable	922,902	$13.7	8.31	$—

Share based compensation expense related to options issued under the 2016 Plan was $1.0 million and $3.0 million for the three and nine months ended September 30, 2018. Share based compensation expense related to options issued under the 2016 Plan was $1.2 million and $3.3 million for the three and nine months ended September 30, 2017 respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2018 was $1.02 and $2.12, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2017 was $3.59 and $4.40, respectively. There have been no option exercises under the 2016 Plan. As of September 30, 2018 there remained $5.0 million of unrecognized share-based compensation expense related to unvested stock options issued to be recognized as expense over a weighted average period of 1.74 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend yield	—	—	—	—
Expected volatility	90.57%	69.2%	93.11%	69.0%
Risk-free rate of return	2.81%	1.96%	2.66%	2.05%
Expected term (years)	5.80	6.18	5.93	5.81
Fair Value per share	$1.02	$3.59	$2.12	$4.40

Restricted Stock

Shares of restricted stock were issued to third party consultants during 2017 as compensation for services rendered to the Company. The shares vested upon completion of seven months in service to the Company.
Restricted stock award activity for the nine months ended September 30, 2018 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2017	30,000
Awards granted	—
Awards vested	(30,000)
Awards forfeited	—
Non-vested awards outstanding at September 30, 2018	—
Share based compensation related to restricted stock issued under the 2016 Plan was zero and a de minimis amount for the three and nine months ended September 30, 2018, respectively. Share based compensation related to restricted stock issued under the 2016 Plan was $0.4 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. There is no remaining amount in unrecognized compensation related to these awards at September 30, 2018.

11. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note. Certain affiliates of WCAS are also common stock shareholders as of September 30, 2018.
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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

During the year ended December 31, 2017, the Company issued shares of its Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding at September 30, 2018 and 2017 were not included in the computation of common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	2,181,544	1,734,274	2,181,544	1,734,274
Warrants	10,390	10,390	10,390	10,390
Restricted stock	—	30,000	—	30,000
Preferred Stock	2,750,000	2,750,000	2,750,000	2,750,000
Employee Stock Purchase Program	24,607	—	24,607	—
Total	4,966,541	4,524,664	4,966,541	4,524,664

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC on February 28, 2018. The following discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in this Quarterly Report and those included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our subsequent public filings, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. See also the "Cautionary Note Regarding Forward-Looking Statements" set forth at the beginning of this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

Within the past year, we have expanded our distribution network to include certain international distributors. Although we have entered into distribution agreements with distributors in several international countries, V-Go is currently only available for distribution in Australia, New Zealand and Italy. We do not expect to see meaningful revenue from these distribution agreements until 2020 as each of the international distributors will need time to secure third party payor reimbursement in their local markets. Additionally, we recently entered into an agreement with an international contract research organization to begin the medical device registration process for V-Go in China and expect the number of countries in which V-Go is available to increase as we continue to grow and expand our network of international agreements.
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

Results of Operations
Results of Operations for the Three Months Ended September 30, 2018 and 2017
The following is a comparison of revenue and expense categories for the three months ended September 30, 2018 and 2017:

(Dollars in thousands)	Three Months Ended September 30,		Change
	2018	2017	$	%
Revenue, net	$6,926	$5,065	1,861	36.7
Cost of goods sold	3,749	3,048	701	23.0
Gross margin	3,177	2,017	1,160	57.5
Operating expense:
Research and development	1,763	1,861	(98)	(5.3)
Selling, general and administrative	12,025	10,020	2,005	20.0
Total operating expense	13,788	11,881	1,907	16.1
Operating loss	(10,611)	(9,864)	(747)	7.6
Other income (expense), net:
Other income	6	162	(156)	(96.3)
Interest expense, net	(926)	(876)	(50)	5.7
Total other income (expense), net	(920)	(714)	(206)	28.9
Net loss	$(11,531)	$(10,578)	(953)	9.0

Results of Operations for the Nine Months Ended September 30, 2018 and 2017
The following is a comparison of revenue and expense categories for the nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2018	2017	$	%
Revenue, net	$19,504	$14,464	5,040	34.8
Cost of goods sold	10,338	8,911	1,427	16.0
Gross margin	9,166	5,553	3,613	65.1
Operating expense:
Research and development	5,687	5,099	588	11.5
Selling, general and administrative	34,718	31,698	3,020	9.5
Total operating expense	40,405	36,797	3,608	9.8
Operating loss	(31,239)	(31,244)	5	—
Other income (expense), net:
Other expense	(22)	(187)	165	(88.2)
Other income	—	413	(413)	(100.0)
Interest expense, net	(2,804)	(3,348)	544	(16.2)
Total other income (expense), net	(2,826)	(3,122)	296	(9.5)
Net loss	$(34,065)	$(34,366)	301	(0.9)

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue, net
Revenue was $6.9 million for the three months ended September 30, 2018, compared to $5.1 million for the three months ended September 30, 2017, an increase of $1.9 million or 36.7%. The increase was driven by a 32.5% increase in volume, which was primarily due to our transition in 2017 to a new high-touch and high-service capital-efficient market strategy, which involves our sales force focusing on and servicing a smaller, more targeted number of high insulin volume prescribing physicians as well as some initial shipments to our international distributors. During the third quarter and on a year-over-year basis, total prescriptions grew 14% for the three months ended September 30, 2018, and new prescriptions increased by 13%. In our targeted accounts, total and new prescriptions grew 26% and 27% year-over-year, respectively. In our non-targeted accounts, total and new prescriptions decreased by 5%, and 8% year-over-year. We also realized a net selling price increase of 4.2% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The net selling price increase was driven by an 8.0% WAC price increase implemented during the second half of 2017. During the three months ended September 30, 2018, we implemented a V-Go initiation program in territories covered by our direct sales force. As part of this program, we allotted each of the physicians interested in the program the ability to identify and prescribe V-Go for up to 10 of their patients with type 2 diabetes. Under this program, new patients received V-Go units. The WAC price increase was partially offset by this program and international distribution, which realized lower net pricing.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $3.7 million for the three months ended September 30, 2018, compared to $3.0 million for the three months ended September 30, 2017, an increase of $0.7 million. As a percentage of revenue, cost of goods sold decreased during the three months ended September 30, 2018 to approximately 54.1% from approximately 60.2% during the three months ended September 30, 2017.
Our gross profit as a percentage of revenues, or gross margin, for the three months ended September 30, 2018 was 45.9%, compared to 39.8% for the three months ended September 30, 2017. The increase in our gross margin was due to manufacturing efficiencies, which benefited from a 32.5% increase in unit sales volume and the impact of our 4.2% net selling price increase.
Research and Development Expense
Total research and development expenses was $1.8 million for the three months ended September 30, 2018, compared to $1.9 million for the three months ended September 30, 2017, a decrease of $0.1 million. The decrease was primarily due to a continued focus on and external expenditures related to the development of our V-Go SIM device. We expect market introduction in the US of the V-Go SIM during the summer of 2019.

Selling, General and Administrative Expense
Our selling, general and administrative expenses were $12.0 million for the three months ended September 30, 2018, compared to $10.0 million for the three months ended September 30, 2017, an increase of $2.0 million. The increase in expenses was due to an increase in promotional spending and direct to patient marketing.
Other Income (Expense), net
Interest expense, net was $0.9 million for the three months ended September 30, 2018, compared to $0.9 million for the three months ended September 30, 2017, an increase of less than $0.1 million. The increase was primarily due to the compounding of interest on the increasing balance of our debt.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue, net
Revenue was $19.5 million for the nine months ended September 30, 2018, compared to $14.5 million for the nine months ended September 30, 2017, an increase of $5.0 million or 34.8%. The increase was driven by a 23.1% increase in volume, which was primarily due to our transition in 2017 to a new high-touch and high-service capital-efficient market strategy, which involves our sales force focusing on and servicing a smaller, more targeted number of high insulin volume prescribing physicians. During the first nine months ended September 30, 2018 and on a year-over-year basis, total prescriptions grew 10%, and new prescriptions increased by 11%. In our targeted accounts, total and new prescriptions grew 25% and 24% year-over-year, respectively. In our non-targeted accounts, total and new prescriptions declined by 7% and 6% year-over-year, respectively. We also realized a net selling price increase of 11.7% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The net selling price increase was driven by an 8.0% WAC price increase implemented during the second half of 2017 and the benefit of improvements in various sales deductions. During the nine months ended September 30, 2018, we implemented a V-Go initiation program in territories covered by our direct sales force. As part of this program, we allotted each of the physicians interested in the program the ability to identify and prescribe V-Go for up to 10 of their patients with type 2 diabetes. Under this program, new patients received V-Go units. The WAC price increase was partially offset by this program and international distribution, which realized lower net pricing.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $10.3 million for the nine months ended September 30, 2018, compared to $8.9 million for the nine months ended September 30, 2017, an increase of $1.4 million. As a percentage of revenue, cost of goods sold decreased during the nine months ended September 30, 2018 to approximately 53.0% from approximately 61.6% during the nine months ended September 30, 2017.
Our gross profit as a percentage of revenues, or gross margin, for the nine months ended September 30, 2018 was 47.0%, compared to 38.4% for the nine months ended September 30, 2017. The increase in our gross margin was due to manufacturing efficiencies, which benefited from a 23.1% increase in unit sales volume and the impact of our 11.7% net selling price increase.
Research and Development Expense
Total research and development expenses was $5.7 million for the nine months ended September 30, 2018, compared to $5.1 million for the nine months ended September 30, 2017, an increase of $0.6 million. The increase was primarily due to an increased focus on and external expenditures related to the development of our V-Go SIM device. We expect market introduction in the US of the V-Go SIM during the summer of 2019.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $34.7 million for the nine months ended September 30, 2018, compared to $31.7 million for the nine months ended September 30, 2017, an increase of $3.0 million. The increase was driven primarily by an increase in promotional spending and direct to patient marketing, as well as an increase in field sales headcount of 40%, which occurred during the second quarter of 2017.
Other Income (Expense), net

Interest expense, net was $2.8 million for the nine months ended September 30, 2018, compared to $3.3 million for the nine months ended September 30, 2017, a decrease of $0.5 million. The decrease was primarily due to the restructuring of our $50.0 million term loan with CRG, or the Term Loan, and the $5.0 million note payable with WCAS, or the WCAS Note, in March, 2017. In connection with our March 2017 public offering, $25.0 million of the Term Loan and $2.5 million of the WCAS Note were converted into 2,500,000 and 250,000 shares of our Series A Convertible Preferred Stock, respectively.

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
We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of September 30, 2018, we had $24.3 million in cash and cash equivalents and an accumulated deficit of $508.0 million. Our restructured Term Loan includes a liquidity covenant whereby we must maintain a cash balance of at least $2.0 million. Based on our current business plan assumptions, we believe that we have sufficient cash and cash equivalents to fund our current operations into the second quarter of 2019. These factors raise substantial doubt about our ability to continue as a going concern.
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
In June 2018, we entered into a common stock purchase agreement, or the Second Purchase Agreement with Aspire Capital, for the sale of up to $21.0 million of our common stock (see "Equity Transactions" below). The Second Purchase Agreement provides that we may sell an aggregate of up to 4,726,383 shares of our common stock (which represents 19.99% of our outstanding shares of common stock on the date we entered into the Second Purchase Agreement), without shareholder approval. As of September 30, 2018, we have sold 1,205,409 shares of common stock, including the Initial Purchase Shares under the Second Purchase Agreement for net proceeds of approximately $1.3 million. There is uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement.

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

Although Nasdaq determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1), based on the disclosure in our Form 10-Q for the period ended March 30, 2018, filed on May 9, 2018, there is no guarantee that we will continue to maintain compliance with Nasdaq Listing Rule 5550(b)(1) or any other Nasdaq listing rule in the future, which may subject us to delisting.

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(28,254)	$(24,290)
Investing activities	(1,166)	(248)
Financing activities	27,734	48,757
Total	$(1,686)	$24,219
Operating Activities
The increase in net cash used in operating activities for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was associated with more timely payment of accounts payable, lower stock compensation expense and the increase in accounts receivable from growing revenue.
Investing Activities
The net cash used in investing activities for the nine months ended September 30, 2018 was primarily related to purchases of capital equipment for our production lines. The use of cash in 2017 was related to augmenting the already existing production lines and corresponding capacity with our CMO built during prior years. Additionally, in 2017, we sold some of our property and equipment as a result of the change in our overall operational strategy and plan. We do not expect to have significant investing activity in the next 12 months from the date of this report.
Financing Activities
The net cash provided by financing activities for the nine months ended September 30, 2018 was the result of a public offering executed in April, 2018, execution of sales of common stock under the First Purchase Agreement and the Second Purchase Agreement, and proceeds from our Employee Stock Purchase Program. Net cash provided by financing activities for the nine months ended September 30, 2017 was the result of gross proceeds from our March 2017 public offering, which raised net proceeds of $48.8 million, after deducting underwriting discounts and offering expenses.

Indebtedness
Senior Secured Debt
In May 2013, we entered into a $50.0 million term loan with CRG, or the Term Loan, which is structured as a senior secured loan with a six-year term. The Term Loan is secured by substantially all of our assets, including our material intellectual property. Due to certain events of default in 2015, we entered into a series of forbearance agreements in 2015 and 2016 with CRG. The initial forbearance agreement was entered into on May 18, 2015 and has subsequently been amended five times. The forbearance agreements, as amended, but no longer in effect today, contained a number of terms and conditions in exchange for CRG's agreement to forbear.
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
On March 28, 2017, $2.5 million of the WCAS Note was converted into 250,000 shares of our Series A Preferred Stock upon completion of the March 2017 public offering at a conversion rate of $10 per share. The interest rate on the remaining principal balance of $2.5 million was also decreased back to 10% per annum payable entirely as PIK interest with a debt maturity date of September 21, 2021. No interest payments are required during the term of the loan.

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

In June 2018, we entered into the Second Purchase Agreement with Aspire Capital, pursuant to which, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of our common stock per business day, in an aggregate amount of up to $21.0 million of our common stock over the term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of our common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. We may sell an aggregate of 4,726,383 shares of our common stock (which represents 19.99% of our outstanding shares of common stock on the date we entered into the Second Purchase Agreement) without stockholder approval. We may sell additional shares of our common stock above the 19.99% limit provided that (i) we obtain stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the

Second Purchase Agreement, including the 263,852 shares of common stock issued to Aspire Capital as consideration for entering into the Second Purchase Agreement, or the Commitment Shares, and the 791,557 shares purchased on the date of the agreement, or the Initial Purchase Shares, is equal to or greater than $1.62, which was the consolidated closing bid price of our common stock on the date we entered into the Second Purchase Agreement. In addition to these restrictions, we are prohibited from selling shares to Aspire Capital under the Second Purchase Agreement at a price per share less than $1.00. We have registered the sale of up to 10,000,000 shares of common stock issuable pursuant to the Second Purchase Agreement, including the Commitment Shares and the Initial Purchase Shares, on a Registration Statement on Form S-1 (File No. 333-226018), which was declared effective by the SEC on July 16, 2018. As of September 30, 2018, we have issued 1,205,409 to Aspire Capital under the Second Purchase Agreement, including the Initial Purchase Shares, for net proceeds of approximately $1.3 million. The First Purchase Agreement was terminated in June 2018 at the time we entered into the Second Purchase Agreement with Aspire Capital.
Related Party Transactions
We transact business with certain parties related to us, primarily with key stakeholders with the intent of managing working capital through additional debt or equity financing.
During the nine months ended September 30, 2017 CRG and WCAS converted their respective debt balances of $25.0 million and $2.5 million to 2,500,000 and 250,000 shares of our Series A Convertible Preferred Stock, respectively. At the time of the debt restructuring, $0.1 million of remaining debt issuance costs was extinguished and recorded against equity because CRG and WCAS are also two of our stockholders. Concurrent with the debt conversion, we capitalized a de minimis amount of issuance costs. CRG also purchased 4,000,000 shares of our common stock for an aggregate purchase price of $40.0 million in the March 2017 public offering.
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

Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, and prompt pay discounts, all of which are established at the time of sale. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

•	managed care rebates, which are based on the estimated end user payor mix and related contractual rebates;

•	distribution fees and prompt pay discounts, which are recorded based on specified payment terms, and which vary by customer and other incentive programs; and

•	Co-pay card redemption charges which are based on the net transaction costs of prescriptions filled via a company-subsidized card program and other incentive programs.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no charges and a de minimis amount of charges recorded during the three and nine months ended September 30, 2018, respectively. There were no charges recorded during the three and nine months ended September 30, 2017.
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
Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2018.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2018, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first nine months of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A.     Risk Factors

Although we are not required to include risk factors in our Quarterly Report on Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to the risk factors described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2018 and in our subsequent public filings.
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
As of September 30, 2018, we had $24.3 million in cash and cash equivalents and an accumulated deficit of $508.0 million. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go. In April 2018, we completed an underwritten public offering, in which we sold 13,700,000 shares of common stock at a public offering price of $1.75 per share. We received gross proceeds of approximately $24 million and net proceeds of approximately $21.8 million after deducting underwriting discounts, commissions and estimated offering expenses. On May 2, 2018, we sold an additional 1,600,000 shares of common stock pursuant to the 30-day option we granted the underwriters in connection with the offering, for net proceeds of approximately $2.6 million. In January 2018, we entered into a common stock purchase agreement, or the First Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital would be committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the First Purchase Agreement. In June 2018, we terminated the First Purchase Agreement and entered into a second common stock purchase agreement, or the Second Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock over the 30-month term of the Second Purchase Agreement. We sold 1,250,868 shares of common stock to Aspire Capital under the First Purchase Agreement for net proceeds of approximately $1.8 million, and as of September 30, 2018, have sold 1,205,409 shares of common stock to Aspire Capital under the Second Purchase Agreement for net proceeds of approximately $1.3 million. Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. As of the date of this report, we have not sold any shares under the Sales Agreement. Both the Second Purchase Agreement and the Sales Agreement are subject to limitations as described elsewhere in this Quarterly Report, and therefore there are no assurances that we will be able to raise funds from the Second Purchase Agreement or the Sales Agreement. We have devoted substantially all of our resources to the research, development and engineering of our products, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.
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
Although Nasdaq determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1), based on the disclosure in our Form 10-Q for the period ended March 30, 2018, filed on May 9, 2018, there is no guarantee that we will continue to maintain compliance with Nasdaq Listing Rule 5550(b)(1) or any other Nasdaq listing rule in the future, which may subject us to delisting. Based upon our third quarter financial statements contained herein, we are not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholder’s equity is below $2.5 million. Unless the market value of our common stock increases to at least $35 million, we may receive an additional notification letter from Nasdaq.
We may not be able to obtain regulatory approval from the China State Drug Administration (SDA) for V-Go in a timely manner, if at all, which may delay or prevent our successful registration of V-Go in China. Delays in or failure to obtain the necessary approvals from the SDA could harm our business.
We recently entered into an agreement with an international contract research organization to begin the medical device registration process for V-Go in China. Before V-Go can be marketed and sold in China, V-Go must be approved by the SDA. Although we have determined our proposed regulatory pathway to obtain approval from the SDA, we have not yet received their regulatory approval regarding our clinical study protocol. The SDA will require successful completion of clinical trials in China and demonstrated manufacturing capability before it grants approval. Clinical trials are expensive and their results are unpredictable. It often takes a number of years before a product can be ultimately approved by the SDA. In addition, the SDA and other regulatory authorities may apply new standards for safety, manufacturing, packaging, and distribution of V-Go. SDA may also conduct overseas inspection of the manufacturer for its compliance with the GSP requirements. Complying with such standards may be time-consuming and expensive and could result in delays in obtaining SDA approval for V-Go, or possibly preclude us from obtaining SDA approval altogether. The SDA and other regulatory authorities may not approve V-Go and even if we do obtain the required regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market V-Go, which may limit the size of the market for V-Go in China. If we do not obtain approval from the SDA in a timely manner or at all, it could delay or prevent the successful registration of V-Go in China.
Further, we are subject to additional risks, including those listed below, which may delay or prevent the successful registration of V-Go in China:

•delays in design verification, which could take eight to 12 months or longer;
•delays in obtaining clinical study protocol approval from the SDA;
•delays in obtaining clinical trial sites or subjects in a timely manner to meet the SDA protocol requirements; which could take 18 to 24 months to complete the clinical trial from the point when we receive approval of our clinical study protocol;
•delays in securing SDA approval for the clinical study report, which could add another 12 to 18 months to the process; and
•insufficient working capital to support our registration efforts;

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
As of September 30, 2018, we have used all of our net proceeds from our March 2017 public offering.
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

31.1*
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

31.2*
Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017, (ii) Condensed Consolidated Statements of Financial Position at September 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statement of Shareholders' Equity at September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 9, 2018