Form 10-K
period 2018-12-31
Valeritas Holdings Inc.
filed 2019-03-06
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File No. 001-38038

Valeritas Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5648907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Route 202 South, Suite 600 Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip code)
(908) 927-9920
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $25,983,391. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 4, 2019 was 99,948,437.
Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

iii

PART I
Item 1. Business
About this Annual Report
On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, by and among Valeritas Holdings, Inc., a Delaware Corporation, Valeritas Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of Valeritas Holdings, Inc., or the Acquisition Subsidiary, and Valeritas, Inc., a Delaware Corporation, Acquisition Subsidiary was merged with and into Valeritas, with Valeritas surviving as a direct wholly-owned subsidiary of Valeritas Holdings, Inc.
As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “Valeritas,” the “Company,” “we,” “our,” “us” or similar terms refer to Valeritas Holdings, Inc. and its subsidiary Valeritas, Inc.
Overview
We are a commercial-stage medical technology company, focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Valeritas’ flagship product, V-Go® Wearable Insulin Delivery device, is a simple, affordable, all-in-one basal-bolus insulin delivery option for patients with type 2 diabetes that is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and it provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of type 2 diabetes patients.
V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.
We currently focus on the treatment of patients with type 2 diabetes- a pervasive and costly disease that, according to the 2017 National Diabetes Statistics Report released by the U.S. Centers for Disease Control and Prevention, or CDC, currently affects 90% to 95% of the approximately 23 million U.S. adults diagnosed with diabetes. The American Diabetes Association estimates the total costs of diagnosed diabetes in the United States, which includes direct medical and drug costs and indirect lost productivity costs, have risen to $327 billion in 2017 from $245 billion in 2012. We believe the majority of the 12.6 million U.S. adults treating their type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from the innovative approach of V-Go to manage type 2 diabetes.
Our primary market consists of approximately 5.6 million of these patients who currently take insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population represents a $19.3 billion annual U.S. market when applying the annual wholesale acquisition cost, or WAC, of V-Go to the 4.5 million patients not achieving glycemic control. WAC is the gross price paid by wholesalers and does not take into account fees, discounts, and rebates from us.
Insulin therapies using syringes, pens and programmable insulin pumps are often burdensome to the daily routine of a patient with type 2 diabetes, which can lead to poor adherence to prescribed insulin regimens and, as a result, ineffective diabetes management. We developed V-Go utilizing our core technology, the h-Patch platform, as a patient-focused solution to address the challenges of traditional insulin therapies. Our h-Patch platform facilitates the simple and effective subcutaneous delivery of injectable medicines to patients across a broad range of therapeutic areas. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery by releasing a single type of insulin at a continuous preset background, or basal, rate over a 24-hour period and on demand mealtime dosing (bolus dosing). We believe V-Go is an attractive management tool for patients with type 2 diabetes requiring insulin because it only requires a single fill of insulin prior to use and provides comprehensive basal-bolus therapy without the burden and inconvenience associated with multiple daily injections. V-Go is available in three different dosages depending on the patient’s needs and is generally cost competitive for both patients and third-party payors when compared to insulin pens or programmable insulin pumps.
V-Go was one of the first insulin delivery devices cleared by the U.S. Food and Drug Administration, or FDA, under its Infusion Pump Improvement Initiative, which established additional device manufacturing requirements designed to foster the development of safer, more effective infusion pumps, and is the only FDA-cleared mechanical basal-bolus insulin delivery device on the market in the United States. All other FDA-cleared basal-bolus insulin delivery products currently available in the United States are electronic and are classified as Durable Medical Equipment and, although cleared for both type 1 and type 2 diabetes, were designed primarily for patients with type 1 diabetes. As V-Go is a mechanical device, it does not include any electronics, batteries or audible alarms and does not require any recharging or programming, which allows for simple and discreet use. Unlike electronic insulin delivery devices, V-Go is not classified as durable medical equipment by the Centers for Medicare and Medicaid Services, or

CMS, allowing for potential Medicare reimbursement under Medicare Part D. The Medicare Part D outpatient drug benefit defines V-Go and certain other supplies used for injecting insulin as “drugs,” which allows V-Go to be available for coverage by Part D Plans under Medicare Part D. In addition to Medicare, a majority of commercially insured patients are currently covered for V-Go under their insurance plans.
We commenced commercial sales of V-Go in the United States during 2012. During the first half of 2012, we initiated an Early Access Program to provide a limited number of physicians with free V-Go devices for patients and began shipments to major wholesalers in anticipation of commercial launch. In the second half of 2012, we began hiring sales representatives in selected U.S. markets. In February 2016, we optimized our sales force to implement a high-service, high-touch sales model. At the end of 2018 and 2017, our field-based sales team consisted of 52 and 50 sales representatives, respectively and covered 52 and 50 territories, respectively, primarily within the East, South, Midwest and Southwest regions of the United States.
Our net loss was $45.9 million and $49.3 million for the years ended December 31, 2018 and 2017, respectively. Our accumulated deficit as of December 31, 2018 and 2017 was $519.9 million and $473.9 million, respectively. Based on prescription data, we estimate that there were approximately 99,000 and 88,000 prescriptions reported for V-Go filled during both the years ended December 31, 2018 and 2017. Refill prescriptions account for slightly more than two-thirds of our total prescriptions, and generally move in parallel with our patient retention rates, so can be used as a proxy to determine patient retention. We estimate that as of December 31, 2018, V-Go had been used for over 17 million cumulative patient days.
Market Opportunity
Diabetes is a chronic, life-threatening disease and was reported in 2017 to impact an estimated 425 million people worldwide and is characterized by the body’s inability to properly metabolize glucose. Management of glucose is regulated by insulin, a hormone that allows cells in the body to absorb glucose from blood and convert it into energy. In people without diabetes, the body releases small amounts of insulin regularly over 24 hours and additional amounts of insulin when eating meals. Diabetes is classified into two main types. Type 1 diabetes is caused by an autoimmune response in which the body attacks and destroys the insulin-producing cells of the pancreas. As a result, the pancreas can no longer produce insulin, requiring patients to administer daily insulin injections to survive. Type 2 diabetes, the more prevalent form of the disease, occurs when either the body does not produce enough insulin to regulate the amount of glucose in the blood or cells become resistant to insulin and are unable to use it effectively. Type 1 diabetes is frequently diagnosed during childhood or adolescence, and the onset of type 2 diabetes generally occurs in adulthood, but its incidence is growing among the younger population, primarily due to the increasing incidence of childhood obesity. In addition, other factors commonly thought to be contributing to the prevalence and growth of type 2 diabetes include aging populations, sedentary lifestyles, worsening diets and increased adult obesity.
In 2017, the CDC estimated that 30.3 million people or 9.4% of the population in the United States have diabetes, but 8.1 million may be undiagnosed and unaware of their condition. About 1.4 million new cases of diabetes are diagnosed in United States every year. More than one in every 10 adults who are 20 years or older has diabetes. For seniors (65 years and older), that figure rises to more than one in four.
The CDC estimated in 2018 that 86 million Americans have "pre-diabetes" where their blood sugar (glucose) levels are higher than it should be and are likely on the path to diabetes.  The American Diabetes Association released new research on March 22, 2018 estimating the total costs of diagnosed diabetes have risen to $327 billion in 2017 from $245 billion in 2012, when the cost was last examined. This cost includes $237 billion in direct medical costs and $90 billion in reduced productivity. Current diabetes forecasts report the prevalence of diabetes will increase by 54% to more than 54.9 million Americans between 2015 and 2030; and total annual medical and societal costs related to diabetes will increase 53% to more than $622 billion by 2030.
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

Once type 2 diabetes has been diagnosed, physicians and patients often first seek to manage the disease through meal planning and physical activity before progressing to medications designed to manage A1C levels. Patients often begin medical treatment with a once-daily OAD. If OAD monotherapy does not achieve or maintain the A1C target, combination therapy is recommended, which can include additional oral agents, a glucagon-like peptide 1 receptor agonist, or once-daily basal insulin. If basal insulin has been appropriately titrated and glucose levels remain elevated, advancement to an insulin regimen including mealtime insulin, or bolus dosing, is a recommended option. Generally, the introduction of insulin occurs within 10 years of diagnosis.
The following diagram depicts an illustrative treatment progression of a typical patient with type 2 diabetes, as well as the number of patients currently in each category according to the 2014 U.S. Roper Diabetes Patient Market Study.
Illustrative type 2 Diabetes Treatment Progression

As of December 31, 2017, there were approximately 12.6 million patients with type 2 diabetes in the United States using more than one OAD or some other injectable, such as insulin. Approximately 5.6 million patients were prescribed insulin. Our near-term target market consists of the up to 4.5 million patients in this group who may not be achieving the recommended target blood glucose goal (A1C <7%). Of these patients, nearly 3.0 million have an A1C greater than or equal to 8%. In addition, of the remaining approximately 7.0 million U.S. adults with type 2 diabetes who do not inject insulin, we believe those who are treating their diabetes with more than one OAD per day and/or an injectable GLP-1 diabetes medicine other than insulin can also benefit from the innovative approach of V-Go to manage type 2 diabetes.
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
Therapeutic Challenges and Limitations of Current Insulin Delivery Mechanisms
The goal of insulin therapy should be to closely mimic natural or non-diabetic insulin secretion as described below.

•
Insulin is secreted continuously (in the background) over 24 hours from the pancreas into the blood stream to keep blood glucose controlled overnight, during periods of fasting and between meals. Approximately 50% of the daily insulin requirement by the body is released in this continuous fashion; however, this nearly constant rate of insulin release is inadequate to treat post-mealtime glucose excursions (the change in blood glucose concentration from before to after a meal); thus

•
At mealtime a burst (bolus) of insulin is released by the body in response to food intake or a meal to control post-mealtime hyperglycemia- the exaggerated rise in blood glucose following a meal. This surge of insulin provides the remaining, approximate 50%, of the daily insulin requirement.

There are two components needed to mimic this insulin secretion, a background, or basal insulin replacement and a bolus insulin replacement. Multiple studies indicate that, when taken as prescribed, a basal-bolus insulin regimen is a very effective means for lowering blood glucose levels of patients with type 2 diabetes because it most closely mimics the body’s normal physiologic pattern of insulin delivery throughout the day. Unfortunately, despite the known advantages of basal-bolus therapy, patient adherence and compliance with basal-bolus insulin therapy using syringes and/or pens has proven difficult. Non-adherence has been associated with the inconvenience to daily living, pain and anxiety associated with the requirement to inject multiple times per day, and the complexity of the regimen as these therapies require the use of various forms of insulin and can require complicated dosing instructions.

The Diabetes Control and Complications Trial, a study of patients with type 1 diabetes conducted by the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, the results of which were published in The New England Journal of Medicine in 1993, indicated that conventional insulin therapy, defined as one or two insulin injections per day without routine changing of the insulin dose in response to blood glucose levels, is less effective in achieving recommended blood glucose levels over time than intensive insulin therapy in which a patient administers three or more insulin injections per day with varying doses depending upon blood glucose levels. Additionally, the Treating to Target in Type 2 Diabetes study of 708 men and women with suboptimal A1C levels published in The New England Journal of Medicine in 2009, found that by three years or study end, 81.6% of patients initiated on a basal insulin-based regimen required the addition of mealtime insulin three times daily. Sixty-three percent of patients in this basal insulin-based subgroup achieved the A1C goal of less than 7% by study end. We believe the outcomes of these studies confirm that an important factor of any insulin therapy is its ability to mimic the body’s normal physiologic pattern of insulin delivery.
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

Basal Insulin

Description: Once-daily dose of long-acting insulin (such as Lantus® and Levemir®) at bedtime or in the morning, although some patients require two injections (morning and bedtime).

Advantages	Limitations/Challenges

•      Easiest to train, learn and correctly administer insulin as injections and can be performed at home

•      Least costly analog insulin therapy, which uses genetically altered (or chemically altered) human insulin designed to release injected insulin to more closely mimic human insulin, for patients with most favorable reimbursement coverage

•      Lowest risk for patient dosing error

•      Insulin absorption can have variability from day to day or between different patients such that insulin is not released over the entire intended delivery period

•      Basal insulin addresses fasting and pre-mealtime glucose levels only, no direct impact on mealtime glucose excursions

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

Advantages	Limitations/Challenges

• Basal +1 and Premix • Compared to basal only insulin regimens, provides insulin for at least one, or in the case of premix, two of the patient’s meals	• Basal +1 and Premix • No insulin coverage for at least one meal each day, or in the case of Basal+1, two meals each day

• Premixed Insulin • Injections can normally be performed at home • Single type of insulin used in a single device
•    Basal Insulin +1

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

Advantages	Limitations/Challenges

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

•      Requires careful planning of meals and other activities

•      Injections often administered outside the home creating adherence challenges especially around meals

•      Requires two patient co-pays

Programmable Insulin Pumps

Description: A wearable electronic programmable insulin pump filled with a fast-acting insulin that delivers a continuous dose of insulin (basal rate) and the ability to deliver insulin with meals or snacks (bolus dose), based upon programmable settings and patient input. Most pumps require an infusion set to deliver the insulin in addition to the pump.

Advantages	Limitations/Challenges

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
We believe V-Go is appealing to healthcare providers and patients because it combines the benefits of physiologic basal-bolus therapy with the convenience of a once-daily injection using just one type of insulin and lower insulin utilization compared to conventional injection (i.e. syringes or pens). Our internal studies indicate that these characteristics help support patient compliance with basal-bolus regimens, thereby improving glycemic control (lowers A1C). We also believe V-Go is an attractive option because it is discreet and simple to operate, yet mimics the body’s normal physiologic pattern of insulin delivery without the inconvenience associated with syringes and pens or the complexities associated with programmable pumps.
Our Solution
Simple, Discreet and Effective Type 2 Diabetes Management
V-Go fills a critical need of patients with type 2 diabetes who, we believe, desire and benefit from an easy-to-use, more discreet, basal-bolus insulin regimen. As depicted in the following image, V-Go is designed to be worn on the skin under clothing and measures just 2.4 inches wide by 1.3 inches long by 0.5 inches thick (excluding the adhesive component), weighing approximately less than two ounces when filled with insulin.

Specifically Designed for Patients with Type 2 Diabetes
Patients with type 2 diabetes who are prescribed intensive insulin therapy report the burden of multiple injections, embarrassment of injection and interference with daily activities as key factors for non-compliance with insulin therapy. Unlike programmable insulin pumps, V-Go is a 24 hour, disposable mechanical device that operates without electronics, batteries, infusion sets or programming and with fewer injections than using insulin syringes or pens. In the 2011 Roper Study, 72% of patients with type 2 diabetes prescribed basal-bolus injectable insulin regimens reported not taking injections away from home, making it difficult for many of them to remain in compliance with their prescribed therapy. V-Go was designed to facilitate basal-bolus therapy compliance by removing the complexity and stigma of insulin injections in patients with type 2 diabetes. In patients we surveyed prior to starting V-Go and again 30 days after being on V-Go, 53% of patients found V-Go very convenient compared to only 10% reporting their prior therapy was very convenient. In this same survey, 64% of patients felt their quality of life, based on how they felt physically or mentally, was generally good to excellent compared to only 35% prior to V-Go.
The following diagram demonstrates the basal and bolus functions of V-Go. The bolus operation can be completed through the patient’s clothing.
Simple, Effective and Innovative Approach to Insulin-Based Diabetes Management
V-Go utilizes our proprietary h-Patch drug delivery technology to enable patients to closely mimic the body’s normal physiologic pattern of insulin delivery by delivering a single type of insulin at a predictable and continuous preset basal rate over a 24-hour period and providing convenient and discreet on-demand bolus dosing at mealtimes. We believe V-Go is a simple and effective approach to insulin therapy and facilitates patient adherence to basal-bolus insulin regimens, which leads to better patient results. In a series of clinical studies examining patients with diabetes using V-Go, clinically relevant reductions in A1C levels were observed after switching to or initiating V-Go therapy, as well as reductions in the prescribed total daily insulin dose. These findings are summarized in the following figure and are described in more detail under “—Extensive Clinical Evidence Demonstrating Results.” As with all research, study design limitations should be considered when interpreting the results and whether or not the results can be applied to a general population. Refer to the full findings in the referenced public disclosure for additional information.

V‑GoAL=randomized controlled trial. SIMPLE=multicenter prospective observational study. VALIDATE 1= multicenter retrospective study. EVIDENT= retrospective study. IMPROVE= multicenter retrospective study. JONES= The Jones Center for Diabetes & Endocrine Wellness, retrospective study. KAISER= multicenter internal evaluation of V‑Go. UMASS=University of Massachusetts, retrospective study. MOTIV=retrospective pilot study. ENABLE=multicenter retrospective study.
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
Cost Effective for Payor and Patient Alike
V-Go is generally a cost competitive option for payors and patients when compared to insulin pens, which is the delivery method prescribed for a majority of all insulin therapies and approximately 66% of newly prescribed basal and mealtime insulin therapies. V-Go is available at retail and mail order pharmacies and is covered by Medicare as well as commercial insurance plans covering a majority of patients. As a result, out-of-pocket costs for covered patients using V-Go are generally equivalent to what they would pay if taking basal-bolus injections with insulin pens or syringes. We believe that, from a payor’s perspective, using V-Go for insulin delivery will generally be associated with an equal or lower cost, net of rebates and co-pays, to treat a patient compared to the cost of using multiple daily injections to deliver basal-bolus insulin therapy. This opinion is supported by a recent retrospective analysis by Raval, et al using medical and pharmacy claims from HealthCore Integrated Research Database to evaluate the clinical and economic outcomes for V‑Go compared to standard multiple daily injection insulin therapy for treating type 2 diabetes. With similar baseline number of insulin Rx fills and insulin total daily dose (TDD), V‑Go users had fewer insulin Rx fills (p<0.001), and a 21% decline in insulin TDD (p<0.001), as compared to MDI users, during the last 6 months of follow‑up. Also, with similar baseline diabetes‑related medication costs, V‑Go users experienced a lower increase in diabetes‑related medication costs ($1287, p=0.012), as compared to MDI users, during the last 6 months of follow‑up.
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

Comprehensive Customer Support
The majority of patients using V-Go are trained to use the device by their healthcare provider or a Certified Diabetes Educator, or CDE, who has been trained by our sales force using a “train the trainer” approach. Our sales force has the ability to train patients directly or offer training through a contracted trainer and also trains physicians, physicians’ assistants, nurse practitioners, CDEs and any other staff in a healthcare provider’s office who are responsible for training their patients to properly use V-Go. Additionally, we provide a starter kit for new V-Go patients, which contains all the materials a patient needs to deliver basal-bolus insulin therapy with V-Go. We also offer supplemental training support and resources when healthcare providers or patients need additional V-Go training assistance, including online resources such as a learning management system and online videos.
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
Extensive Clinical Evidence Demonstrating Results
The V-Go solution to type 2 diabetes management is focused both on A1C management and on providing patients the requisite support to achieve their goal of improved health. We and others have conducted several studies, analyses and research surveys to evaluate the role of V-Go in A1C management. These studies include prospective studies, user preference studies, retrospective analyses of electronic medical records and patient and physician surveys. The results of these studies and analyses are described below.
V-GoAL: A Randomized Prospective Pragmatic Clinical Trial to Compare the Real-World Use of V-Go in Type 2 Diabetes Patients to Standard Treatment Optimization

In collaboration with HealthCore Inc., we conducted a randomized, observational, prospective trial to assess the effectiveness of V-Go compared with standard treatment optimization, or STO in adult patients with type 2 diabetes treated with insulin with or without concomitant anti-hyperglycemic medications in the United States in a real-world, community-based practice setting. Participating clinics were randomized to enroll patients to insulin delivery with V-Go or to optimize current insulin treatment based on standard of care for up to 4 months. Patients in the V-Go group discontinued baseline insulin therapy and patients in the STO group continued baseline insulin therapy and could add and/or change diabetes-related therapy to improve treatment. The primary endpoint was change in A1C from baseline to the end of study.

The analysis population consisted of 169 V-Go patients and 246 STO patients from 52 clinical sites. Baseline A1C ranged from 7.9% to 14.2% with a mean A1C of 9.9% in the V-Go group and 9.3% in the STO group. The mean insulin total daily dose or TDD at baseline was not significantly different between groups (V-Go 71 units/day vs STO of 72 units/day). Both groups demonstrated significant reductions in A1C from baseline with those in the V-Go group demonstrating significantly greater A1C reductions when compared to STO (V-Go=0.95% vs. STO=0.46%).
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

•	Basal: Patients receiving once or twice daily injections of an intermediate- or long-acting insulin regardless of oral anti-diabetes medication (OAD) use (26 patients).

•	Premix: Patients receiving one to three daily injections of premix insulin regardless of OAD medication use (13 patients).

•	MDI: Patients receiving any insulin therapy with three or more insulin injections a day regardless of OAD medication use (47 patients).

•	Other: Patients receiving OADs only and patients receiving OADs plus non-insulin injectable (3 patients).

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
VALIDATE 1: Use of the V-Go Insulin Delivery Device in Patients with Sub-optimally Controlled Diabetes Mellitus

A study was initiated by Lajara et al. in 2014 to evaluate the effect of switching patients with sub-optimally controlled (A1C > 7.0%) diabetes to V-Go. The study was conducted as a retrospective review of the EMR database for a specialized diabetes comprehensive care clinic setting which includes 13 centers located across major metropolitan areas of Texas. Patients were prescribed V-Go by health care providers as part of their standard clinical practice with the goal of improving A1C levels. The primary endpoint was change in A1C from baseline. Secondary endpoints included change in insulin dose, body weight, and hypoglycemic events.

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

Change in A1C Distribution: Improved A1C Across the Entire Population

Change in A1C distribution. A1C data are arithmetic means at baseline (week 0) compared to first recorded A1C on V-Go (14 week mean) and second recorded A1C on V-Go (27 week mean). Curves represent the A1C distribution of patients for each time point based on available data. These results were published in a peer reviewed journal, Diabetes Therapy in 2015.
EVIDENT: Clinical and Economic Considerations based on Persistency with a Novel Insulin Delivery Device vs Conventional Insulin Delivery in Patients with Type 2 Diabetes

In 2016, Everitt et al. conducted a retrospective analysis in patients with type 2 diabetes to evaluate the clinical and economic impact of persistent use (>150 days) of V‑Go to resumed persistent use of conventional insulin delivery (CID) in patients discontinuing V‑Go after short‑term use. EMR were used to identify patients based on predetermined criteria. Insulin TDD, A1C, self‑monitored glucose or SMBG logs, all concomitant diabetes medications and weight were collected at baseline and at each follow‑up visit. Data analysis was conducted for all patients and was stratified based on persistent use of V‑Go or persistent use of CID in those that discontinued V‑Go. There were no significant differences in persistency time between groups, with V‑Go patients averaging a little over 8 months and CID patients nearly 7.5 months.
Persistent use of V‑Go resulted in a significantly greater reduction in A1C (−1.42 vs −0.20; p=0.003) with significantly less prescribed insulin (difference of 17.39 u/day; p=0.003) and resulted in a lower change in therapy cost. Persistency with V‑Go proved more cost‑effective compared to persistent CID use as the incremental cost impact to the pharmacy budget was $695.61 less per 1% change in A1C. These results were published in a peer reviewed journal, Research in Social and Administrative Pharmacy in September 2018. We provided an educational grant to the lead study author to conduct this retrospective analysis.
IMPROVE: Clinical Benefits Over Time Associated with V-Go
In 2015, we provided an educational grant to a large specialty clinical practice in Northeast Florida to conduct a retrospective analysis to evaluate the impact on glycemic control of switching to V-Go for patients with diabetes that were sub-optimally controlled. 103 patients were evaluated across four follow-up visits when an A1C result was recorded. Duration of V-Go use was approximately two, six, ten and fourteen months for the first, second, third and fourth follow-up visits. The baseline A1C was 9.8%. Statistically significant A1C reductions from baseline were seen at each of the four follow-up office visits. After six months of V-Go use, a reduction in A1C of 1.7% (p<0.001) was observed and sustained at 14 months. For the 80 patients previously administering insulin at baseline, a substantial reduction in total daily insulin from baseline was also observed at all follow-up visits. Insulin was reduced from 84 to 67 units/day (p<0.05) in these 80 patients after fourteen months of V-Go use. There was no reported change in the incidence of hypoglycemia compared to baseline. These results were published in a peer reviewed journal, Advances in Therapy in May 2018. We did not commission NEFEDA to conduct this study.
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
Kaiser: Short‑Term Evaluation of Clinical Effectiveness.
A three month pragmatic evaluation was conducted across multiple clinics within the Southern California Kaiser Permanente Group. The purpose was to determine if switching to V‑Go insulin delivery device resulted in improved A1C control in patients with type 2 diabetes poorly controlled on prior regimens. Each participating clinician initiated and intensified therapy based on standard clinical practice. V‑Go devices were provided by the manufacturer for the 3 month study. Changes in A1C and insulin TDD as well as percentage of patients achieving A1C ≤ 9.0% were assessed.
Out of 85 patients initiated on V‑Go, 60 completed the evaluation with a baseline mean A1C of 9.8% and insulin total daily dose of 72 units/day (range 30 to 200 units/day). Prior to initiating V‑Go, 60% of patients were poorly controlled defined by A1C values > 9.0%.. After 3 months of insulin delivery with V‑Go, significant mean reductions in A1C (−1.3%; p<0.0001) and TDD (−34 units/day; p<0.0001) were observed. Achievement of A1C ≤ 9.0% increased from 40% before V‑Go to 78% on V‑Go (p<0.0001).
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

MOTIV: Retrospective Proof‑of Concept Study Evaluating Optimization and Titration of Dosing with V‑Go
A retrospective proof‑of‑concept analysis based on data from EMR was conducted by Mehta et al. The objective was to evaluate the safety and efficacy of a physician‑directed insulin titration algorithm in patients prescribed V‑Go who were diagnosed with type 2 diabetes and were ≥ 21 years old. Primary endpoints were achievement of A1C targets (<7.5%) and prevalence of hypoglycemia. Of the 24 patients screened, 15 patients met eligibility requirements and were evaluated after 4 months of V‑Go use. Patients kept daily four‑point (fasting and 2 hour postprandial breakfast, lunch, and dinner) self-monitored blood glucose profiles which were used for weekly titration decisions. Based on the algorithm, bolus up‑titration was recommended weekly when 2 hour postprandial averages exceeded 170 mg/dl and down‑titrated when 2 hour postprandial averages were below 100 mg/dl. Basal rates were adjusted if needed following the optimization of bolus dosing for all meals.
A majority of the insulin titration occurred over the first three weeks with bolus up‑titration occurring in 73% of patients (from 18 to 33 total bolus units/day) at week one. V‑Go basal dose was increased in 5 patients and decreased in 1 patient by month one.
The A1C target of <7.5% was achieved in 67% of patients after switching to V‑Go for 4 months. A mean significant A1C reduction of −1.6% (8.7 to 7.1%; p<0.001) was observed despite a significant decrease in the mean insulin TDD (144 to 60 U/day; p=0.002). No change in weight from baseline was observed. Incidence of hypoglycemia decreased from 23% of patients at baseline to 7% of patients by month four. These results were published in a peer reviewed journal, Annals of Diabetes, Metabolic Disorders and Control in October 2018. We did not commission nor sponsor this study.
ENABLE: Multicenter Retrospective Study Evaluating Effectiveness of V‑Go
Hundal et al. conducted a retrospective multi‑state analysis to evaluate the clinical benefits of switching patients from insulin delivery via insulin pens/syringes to V‑Go. Electronic medical records across 9 specialty diabetes centers were used to identify patients and evaluate change in A1C and TDD. Patients (N=283) were evaluated after a mean of 3 and 7 months of V‑Go use.
A significant reduction in A1C of 1.0% (p<0.0001) from a baseline of 9.2% after 3 months of V‑Go use was observed and sustained at 7 months. Insulin total daily dose was reduced by 17 units/day and 14 units/day (p<0.0001) from a baseline of 76 units/day at 3 and 7 months, respectively
Clinical Evidence Summaries
Across these multiple peer-reviewed and published clinical trials, analyses and surveys using both prospective and retrospective study designs, switching patients who had suboptimal glycemic control to V-Go for insulin delivery resulted in statistically significant improvements in A1C, with A1C reductions ranging from 0.7% to 2.4%, depending on the patient population. Moreover, across this body of evidence, switching patients who had suboptimal glycemic control to V-Go for insulin delivery resulted in better glucose control with less insulin being used. Daily insulin dose reductions ranged from 7% to 46%, depending on the study and influenced by the amount of insulin patients were prescribed prior to using V-Go. Currently, clinical evidence in support of V-Go has been disclosed across 14 publications and 59 presentations and represents clinical experience in > 1500 patients with diabetes.

Our Current and Future Products
We believe our core technology represents a fundamentally different approach to basal-bolus insulin delivery. To facilitate therapy compliance, we have sought to eliminate the need for complex electronics and software by utilizing mechanical technology that delivers prescribed dosages of insulin and other injectable drugs with great accuracy without any electronics, batteries, recharging or programming.

For users and health care providers who desire additional data points, the Company is developing a V-Go accessory device which provides injectable drug delivery details through Bluetooth communication with smart devices utilizing a Valeritas developed application.
V-Go Wearable Insulin Delivery Device
V-Go is a wearable insulin delivery device for basal-bolus therapy that deploys our innovative proprietary h-Patch technology. Unlike programmable insulin pumps, V-Go is a small, discreet, daily-disposable insulin delivery device that operates without electronics, batteries, infusion sets or programming. V-Go measures just 2.4 inches wide by 1.3 inches long by 0.5 inches thick and weighs approximately less than two ounces when filled with insulin.
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
Next-Generation V-Go: V-Go Prefill & V-Go® SIMTM (Simple Insulin Management)
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
We are in the later stages of developing V-Go SIMTM, which we intend to feature one-way communication to glucose meters and smart devices such as phones and tablets through RF/Bluetooth technology. V-Go SIMTM is a snap-on accessory for use with V-Go, is optional to use, and does not change the functionality of V-Go. We intend V-Go SIMTM to provide real-time tracking information of basal and bolus dosing utilization, allowing patients and their healthcare professionals to have a deeper understanding of their current dosing habits. We believe access to this technology could increase patient adherence and could be used as a diagnostic tool to make treatment adjustments.
Our Strategy
Our long term goal is to significantly expand and further penetrate the type 2 diabetes market and become a leading provider of simple-to-use insulin delivery devices designed for basal-bolus insulin therapy.
In 2016, we made a significant adjustment in our commercialization strategy by shifting from aggressively expanding sales representative headcount to focusing on fewer high—volume insulin prescribers and on maximizing our sales and marketing infrastructure’s frequency of interactions and contact points and methods with high-prescribing physicians. We estimate as of December 31, 2018 our sales force structure can directly focus on approximately 1,000 prescribers. This restructuring reduced our monthly cash burn rate significantly and resulted in a business plan that is more capital efficient.
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

Our current business strategies include the following:

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
We intend to continue to drive V-Go sales growth by:

•
Leveraging the clinical and economic data that has been published in the last year, including several recent manuscripts, with healthcare professionals and payors. We believe this new data will help more prescribers see the value and understand the benefits of V-Go across a wider spectrum of patients.

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

•
Continue to explore additional international expansion opportunities. We intend to continue exploring international expansion through strategic collaborations, in-licensing arrangements or alliances outside the United States which not only would provide a revenue stream, but would also increase our production volume thereby improving our gross margins in the United States.

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

•
Advance our V-Go SIMTM next generation technology, which will feature one-way communication to smart devices such as phones and tablets through RF/Bluetooth technology. V-Go SIMTM is a snap-on accessory for use with V-Go, is optional to use, and does not change the functionality of V-Go. V-Go SIMTM will provide real-time tracking information of basal and bolus dosing utilization, allowing patients and their healthcare professionals to have a deeper understanding of their current dosing habits.

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

Sales, Marketing and Distribution
As of December 31, 2018, our sales force covers 52 territories primarily within the East, South, and Midwest regions of the United States. We also have a team of inside sales representatives to take incoming calls from interested healthcare professionals as well as a targeted list of V-Go prescribers around the country. To date, we have focused our sales and marketing efforts in the regions where we have the greatest reimbursement coverage for patients. According to Symphony Health Solutions, there are approximately 16,000 high-volume insulin prescribers in the United States, generating 40% of all U.S. annual insulin prescriptions. Our sales representatives call on approximately 1,000 of these targeted, high-volume insulin prescribers, which include endocrinologists and primary care physicians. Our sales team has been supplemented by our V-Go Customer Care Center that provides support to customers and healthcare providers.
V-Go is distributed primarily through retail pharmacies and, to a lesser extent, medical supply companies. Similar to a pharmaceutical company, our overall distribution strategy focuses on making V-Go available at retail and mail-order pharmacies. We have adopted this strategy because patients with type 2 diabetes frequently visit their local retail pharmacies to fill other prescriptions prescribed for their other chronic conditions. We have distribution agreements with all of the national and many regional wholesalers, as well as with important medical supply companies. For the year ended December 31, 2018, the wholesale distributors McKesson Corporation, Cardinal Health and AmerisourceBergen Drug Corporation represented 37.3%, 24.6% and 29.4%, respectively, of our total product shipments. Our agreements with our distributors allow a patient whose insurance covers V-Go as either a pharmacy benefit or a medical benefit to be able to fill his or her V-Go prescription conveniently. Our agreements with each of Cardinal Health and AmerisourceBergen Drug Corporation are each on a one-year continuous renewal basis unless otherwise terminated by either party. Our agreement with McKesson Corporation has an indefinite term unless otherwise terminated by either party.
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
Reimbursement
In contrast to all other basal-bolus insulin delivery devices currently on the market in the United States, V-Go is not classified as a durable medical device, thereby allowing for potential Medicare reimbursement under Medicare Part D. As a result, a patient with Medicare, whose Medicare Part D Plan chooses to cover V-Go, can fill his or her V-Go prescription at a retail pharmacy that participates in the plan. Even for Medicare patients whose Medicare Part D Plan elects not to cover V-Go on formulary, those patients may still get V-Go at the pharmacy through a medical exceptions appeal process. In addition to the 60% of patients insured by Medicare Part D who have V-Go covered under their plans, a majority of commercially insured patients currently are covered for V-Go under their plans as either a pharmacy benefit or a medical benefit. For the year ended December 31, 2018, over 90% of our V-Go prescriptions were filled by retail or mail order pharmacies with the remainder filled by medical supply companies.
Manufacturing and Quality Assurance
We currently manufacture V-Go and EZ Fill in clean rooms at our CMO in Southern China in accordance with current good manufacturing practices, or cGMP. Our CMO uses Valeritas-owned custom-designed, semi-automated manufacturing equipment and production lines to meet our quality requirements. Separate CMOs in China perform release testing, sterilization, inspection and packaging functions.
V-Go is produced on flexible semi-automated production lines. In 2018, our CMO operated single-shifts in two manufacturing lines for the majority of the year. A second shift was added on one manufacturing line in December. Production across all lines in 2018 totaled approximately 4.2 million V-Go units. Each line has the capacity to run two shifts per day. We have two additional lines outfitted at our CMO on standby - with a combined theoretical annual capacity of 7.9 million V-Go Units - that can be quickly brought on-line as demand increases. We believe these production lines will have the ability to meet our current and expected near-term V-Go demand in the U.S. as well as for any distributor outside of the U.S. We also believe our CMO has the ability to scale production even further by replicating these production lines within its current facility. Furthermore, we believe that, due to shared product design features, our production processes are readily adaptable to new products, including a pre-fill V-Go.
V-Go is packaged with one EZ Fill accessory per 30 V-Go devices. Due to its lower-volume requirements, one manufacturing line is dedicated to EZ Fill production, with a second line on standby.
Both V-Go and its insulin filling accessory, EZ Fill, are assembled from components that are manufactured to our specifications. Each completed device is tested to ensure compliance with our engineering and quality assurance specifications. A series of automated inspection checks, including x-ray assessments and lot-released testing, are also conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical components are sourced from outside vendors, those vendors must meet our detailed qualification and process control requirements. We maintain a team of product and process engineers, supply chain and quality personnel who provide product and production line support for V-Go and EZ-Fill. We also employ a full-time dedicated contractor based in China.
We have received ISO 13485:2016 certification of our quality system from BSI Group, a Notified Body to the International Standards Organization, or ISO. The processes utilized in the manufacturing and testing of our devices have been verified and validated to the extent required by the FDA and other regulatory bodies. As a medical device manufacturer, our contract manufacturing facilities and the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We believe that our manufacturing and quality systems are robust and ensure high product quality. To date, we have had no product recalls.
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

We spent $7.4 million on research, development and engineering activities for the year ended December 31, 2018 and $7.1 million for the year ended December 31, 2017.
Intellectual Property
From our inception, we have understood that the strength of our competitive position will depend substantially upon our ability to obtain and enforce intellectual property rights protecting our technology, and we have developed what we consider to be a strong intellectual property portfolio, including patents, trademarks, copyrights, trade secrets and know-how. We continue to actively pursue a broad array of intellectual property protection in the United States, and in significant markets elsewhere in North America, as well as in Europe, Australia and Asia, including China. We believe our intellectual property portfolio effectively protects the products we currently market and we are actively building our intellectual property portfolio to protect our next-generation products, as well as additional drug delivery technologies for those products. Refer to "Risk Factors" for additional information on potential claims.
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
Patents
As of January 25 2019, we owned 27 U.S. and 94 international issued or allowed patents and 11 U.S. and 39 international patents pending directed to various features of our commercial V-Go device and our proprietary h-Patch drug delivery technology. These patents are directed to the hydraulic drive for a basal-bolus delivery device as well as many of the other features of the h-Patch technology.
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

•
U.S. Patent Nos. 6,939,324, 7,481,792, 8,858,511, 8,992,478, 9,636,451, and 9,981,083 are directed to the Floating Needle and bolus button configuration. These patents are expected to expire in 2022. Four Canadian counterparts to these patents have been granted and two European counterparts have been granted, one that has been validated in Germany, Spain, France, the United Kingdom, and Italy and another which is awaiting validation. One divisional application is allowed in Europe. One U.S. continuation application is pending.

•
U.S. Patent Nos. 9,101,706 and 9,968,731 are directed to an ambulatory fluid delivery device in which transitioning the needle from the storage position to the armed position transitions the piston from the locked position to the released position, thermally coupling the hydraulic chamber to the patient. These patents are expected to expire in 2031. The Australian (four), Canadian (two), Chinese (four), Japanese (two), Hong Kong, Israel, Korean (two), and Singapore counterparts to this patent application have been granted. Patent applications are pending in Australia, Europe, India, and Japan. One U.S. continuation application is pending.

•
U.S. Patent Nos. 8,667,996, 9,376,224 and 9,833,383 are directed to the closed looped filling configuration of the EZ Fill device. These patents are expected to expire in October 2032. The Canadian, Chinese (two), Japanese (two), Hong Kong, and Korean counterparts to this patent have been granted, and the European counterpart has been granted and validated in Germany, Spain, France, the United Kingdom and Italy. Patent applications are pending in Europe and India.

•
U.S. Design Patent Nos. D667946, D687948 and D706415 are directed to the ornamental appearance of the EZ Fill device and are expected to expire in September 2026, August 2027 and June 2029, respectively. A Chinese counterpart to these patents has been granted.

•
U.S. Patent Nos. 8,740,847 and 9,795,735 are directed to a fluid delivery device having a pre-filled cartridge. These patents are expected to expire in March 2032. Australian (four), Canadian, Chinese, Japanese (two),

Israel, Korean and Singapore counterparts to these patents have been granted. Patent applications are pending in Canada, China (two), Europe, and India, and Australian and Israel applications are allowed. One U.S. continuation application is pending.

•
U.S. Patent Nos. 7,914,499, 8,361,053, 8,821,443, and 9,687,599 are directed to fluid delivery devices having two or more fluid delivery reservoirs covering both composition and methods. These patents expire in March 2027. Foreign counterparts to these patents have been granted in Australia (four), Canada, China (two), Europe (with validations in Germany, Spain, France, the United Kingdom, and Italy), Israel, Korea, Japan, Russia and Singapore. A counterpart patent application is pending in India. One U.S. continuation application is pending.

Trademarks
We believe we have protected our trademarks, including our trademark of V-Go and V-Go SIMTM, through applications in all major markets worldwide as well as the United States. Our trademark portfolio consists of 16 registered trademarks, six of which are registered in the United States, including our V-Go logo. We also have nine trademark applications pending registration in several major markets outside the United States.
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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo classification request, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device. Class I includes devices with the lowest risk to the patient and are subject to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are moderate risk devices and are subject to the FDA’s general controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, and some implantable devices, are placed in Class III. In addition, novel devices that have not been previously classified by FDA are considered Class III by default.

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
De Novo Process
If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting (under Section 513(f)(2) of the FDCA) manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. FDASIA sets a review time for FDA of 120 days following receipt of the de novo application, but FDA does not always meet this timeline and has publicly only committed to a review of 150 days for 50% of applications. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor. In December 2018 FDA issued proposed regulations to govern the de novo classification process, which if finalized would further impact this path to market.
As an alternative to the de novo process, a company could also file a reclassification petition, or FDA could initiate such a process, seeking to change the automatic Class III designation of a novel postamendment device under Section 513(f)(3) of the

FDCA. FDA issued a final rule (to take effect March 17, 2019) to clarify the process where FDA initiates such reclassification (issuance of a proposed reclassification order; optional panel consultation; and final reclassification order published in the Federal Register).
Premarket Approval Process
Class III devices require submission through the Premarket Approval (PMA) process before they can be marketed. The PMA process is more demanding than the 510(k) premarket clearance process. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain, among other things, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of the PMA application, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical trial that supported premarket approval or requirements to conduct additional clinical trials post-approval. The FDA may condition premarket approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement actions, including withdrawal of the approval.
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
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required to support a de novo or 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, informed consent, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA notifies us that the investigation may not begin or is subject to a clinical hold. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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
During a clinical trial, the sponsor and all clinical investigators are required to comply with applicable FDA regulations. Both must comply with good clinical practice requirements, or GCP, which among other things requires that informed consent be obtained from each research subject, that the investigational plan and study protocol be followed, that the disposition of the investigational device be controlled, and that reporting and recordkeeping requirements are followed. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.
Post-Market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;

•	state licensure requirements for the manufacturing and distribution of medical devices;

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

The Company's manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, the Company and its third-party manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. The Company's failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, its manufacturing operations and the recall or seizure of its product. The discovery of previously unknown problems with the Company's product, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. The FDA has broad enforcement powers. If the FDA determines that the Company failed to comply with applicable regulatory requirements, it can take a variety of enforcement actions, which may result in any of the following sanctions:

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
Healthcare providers, physicians and third-party payors often play a primary role in the recommendation and prescription of any currently marketed products and product candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare providers, physicians, third-party payors and consumers, and our sales, marketing and education activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations (at the federal and state level) that may constrain our business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.
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
The federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to or approval by the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Several pharmaceutical and other healthcare companies have been prosecuted under the federal civil False Claims Act for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered, uses. In addition, the federal civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In addition, federal Anti‑Kickback Statute violations and certain marketing practices, including off‑label promotion, may also implicate the False Claims Act. Although the False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes.
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
HIPAA and its associated regulations also impose privacy and security standards on "covered entities" and "business associates." Even for entities that are not deemed "covered entities" or "business associates" under HIPAA, however, according to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.
Analogous state laws and regulations, such as state anti‑kickback and false claims laws, may apply to items or services reimbursed by any third‑party payor, including commercial insurers and in some cases may apply regardless of payor (i.e. even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber‑identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than HIPAA and its associated regulations. For example, California recently enacted legislation - the California Consumer Privacy Act, or CCPA - which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.
The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, imposed, among other things, tracking and annual reporting requirements for drug and device manufacturers subject to the law for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures.” Manufacturers subject to the law must submit reports by the 90th day of each subsequent calendar year. In 2018 the Sunshine Act was extended to require tracking and reporting of payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021). In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical and medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time‑ and resource‑consuming and can divert management’s attention from the business.
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
On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. More recently, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. This decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the ACA and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not recommend and Congress did not enact legislation to reduce the deficit by at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. Moreover, the U.S. Department of Health and Human Services Centers for Medicare & Medicaid has promulgated or amended a number of cost containment and value based reimbursement measures in the ordinary course of business, and it is expected to continue revising its regulations and policies in response to market conditions and administrative directives.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product or additional pricing pressures.
Coverage and Reimbursement
Sales of our product depend, in significant part, on the extent to which our product is covered and reimbursed by third‑party payors, such as government healthcare programs, including, without limitation, Medicare Part D plans, commercial insurance and managed care organizations (MCOs). Patients who use V‑Go generally rely on these third‑party payors to pay for all or part of the costs of our product. The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drug products have been a focus in this effort. Third‑party payors are increasingly scrutinizing and challenging the prices charged for drug products and medical services, volume and utilization, duration of use, medical necessity, cost effectiveness, and the safety and efficacy of such products and services, and more recently, the potential for lower-priced “equivalent” products. . If third‑party payors do not consider our product to be affordable and effective compared to other available therapies that may have varying delivery methods while achieving the same clinical result, they may not cover our product or, if they do, the level of payment may not be sufficient to allow us to sell our product at a reasonable profit. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost‑containment programs, including price controls, restrictions on reimbursement, bundled payments, evidence-based care, and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.
Currently, a number of third‑party payors have coverage policies that permit coverage for V‑Go, either under the pharmacy or medical benefit. For example, a majority of Medicare Part D plans make coverage for our product available under the outpatient prescription drug benefit. A number of private payors and Medicaid programs also permit coverage for V‑Go under the pharmacy benefit. The process for determining whether a third‑party payor will provide coverage for a drug product typically is separate from the process for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors, including, without limitation, Medicare Part D plans, may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA‑approved drugs for a particular indication. Continued placement on formularies is therefore critical for reimbursement. A decision by a third‑party payor not to cover our product could reduce physician utilization of our product and decrease overall use in the industry. Moreover, a third‑party payor’s to provide coverage does not imply that an adequate reimbursement rate will be approved will not guarantee consistent payment. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development, sales and marketing. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third‑party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our product to each payor separately and will continue to be a time‑consuming process.
V‑Go is currently not covered under Medicare Part B because V‑Go is a disposable insulin dispensing device, which is not a Medicare Part B benefit. In addition, some private third‑party payors have determined there is insufficient data for coverage and concluded that V‑Go is investigational or experimental. Those payors may determine at a future date that our product, including V‑Go, will be covered. Because coverage and reimbursement varies significantly from payor to payor, the process to obtain favorable recognition is time‑consuming.
We currently have contracts establishing reimbursement for V‑Go with national and regional third‑party payors in the United States. While we anticipate entering into additional contracts with third‑party payors, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts we are able to negotiate will enable us to sell our product on a profitable basis. In addition, contracts with third‑party payors generally can be modified or terminated by the third‑party payor without cause and with minimum notice. Moreover, compliance with the administrative procedures or requirements of third‑party payors may result in delays in processing approvals by those third‑party payors for customers to obtain coverage for V‑Go. Failure to secure or retain adequate coverage or reimbursement for V‑Go by third‑party payors, or delays in processing approvals by those payors, could result in the loss of sales, loss of customers, or reputational damage, which could have a material adverse effect on our business, financial condition and operating results.

Registration in China
We are seeking registration of V-Go in China. China's regulatory system is unique in many ways, and its registration requirements are not always consistent with U.S. or other international standards. In order to obtain registration approval for medical devices in China, a clinical trial authorization issued by the China State Drug Administration, or SDA, is required to conduct the clinical trial in China. Foreign applicants need to provide China-originated data in their clinical trial and meet the relevant technical review requirements. Registration will only be granted, following review, if the SDA determines that the clinical data confirm safety and effectiveness of the device.
More specifically, we will need to complete the following steps:
•We will first need to perform lab-based functional product testing in China at an approved testing facility for design verification;
•At the same time, we will prepare a clinical protocol submission package for technical review and approval by the SDA;
•After obtaining protocol approval, we may begin the clinical trial in China by first engaging in site selection, then subject enrollment and ultimately clinical trial execution; and
•Finally, upon completion of the proposed clinical trial, we will need to submit the clinical study for technical review by the SDA and registration approval.
Employees
As of December 31, 2018, we had 125 full-time employees including 25 in our manufacturing, quality, compliance and research organization, 89 in our commercial organization and 11 in general and administrative functions.
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
Our net losses were $49.3 million for the year ended December 31, 2017 and $45.9 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $519.9 million. As of December 31, 2018, we had $47.8 million in cash and cash equivalents ($0.5 million of which is restricted cash), which we believe will be sufficient to finance our current operations into the fourth quarter of 2019. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go. In April 2018, we completed an underwritten public offering, in which we sold 13,700,000 shares of common stock at a public offering price of $1.75 per share. We received gross proceeds of approximately $24 million and net proceeds of approximately $21.8 million after deducting underwriting discounts, commissions and estimated offering expenses. On May 2, 2018, we sold an additional 1,600,000 shares of common stock pursuant to the 30-day option we granted the underwriters in connection with the offering, for net proceeds of approximately $2.6 million. In January 2018, we entered into a common stock purchase agreement, or the First Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital would be committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the First Purchase Agreement. In June 2018, we terminated the First Purchase Agreement and entered into a second common stock purchase agreement, or the Second Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock over the 30-month term of the Second Purchase Agreement. We sold 1,250,868 shares of common stock to Aspire Capital under the First Purchase Agreement for net proceeds of approximately $1.8 million, and as of December 31, 2018, have sold 1,205,409 shares of common stock to Aspire Capital under the Second Purchase Agreement for net proceeds of approximately $1.3 million. Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. Both the Second Purchase Agreement and the Sales Agreement are subject to limitations as described in this Annual Report on Form 10-K, and therefore there are no assurances that we will be able to raise funds from the Second Purchase Agreement or the Sales Agreement. We have devoted substantially all of our resources to the research, development and engineering of our products, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.
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
A key to maintaining and growing our revenue is the retention of a high percentage of patients using V-Go, as a significant and increasing proportion of our business is generated through refill prescriptions. Refill prescriptions account for nearly two-thirds of our total prescriptions and since we do not have reliable data regarding retention rates, and because refill prescriptions generally move in parallel with our patient retention rates, we use these as a proxy to determine patient retention rates. During the year ended December 31, 2018, three wholesale customers accounted for approximately 91% of our total product shipments. If demand for V-Go fluctuates as a result of the introduction of competitive products, negative perceptions with respect to the effectiveness of V-Go, changes in reimbursement policies, manufacturing problems, perceived safety issues with our or our competitors’ products, the failure to secure regulatory clearance or approvals or for other reasons, our ability to attract and retain customers and ultimately patients could be harmed. The failure to retain a high percentage of patients using V-Go could negatively impact our revenue growth. Furthermore, the loss of any one of our significant wholesale customers or a sustained decrease in demand by any of these wholesale customers could result in a substantial loss of revenue or patients losing convenient access to V-Go, either of which would hurt our business, financial condition and results of operations.
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
Because of the size of the type 2 diabetes market, we anticipate that companies will continue to dedicate significant resources to developing competitive products, including both drugs and devices. The frequent introduction of non-insulin drugs, for example, may delay the introduction of insulin to patients that would otherwise be introduced to insulin sooner, and could create market confusion, prevent us from successfully capturing the prescribers' or payors' attention or reduce our ability to capture a sufficient market share to realize our business objectives. In addition, the entry of multiple new products or the loss of market exclusivity on some diabetes drugs, including insulin delivered in pens, may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products. If a competitor develops a product that is similar or is perceived to be superior to V-Go, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in accordance with our expectations.

If we are unable to leverage our current sales and marketing infrastructure, we may fail to increase our sales to meet our anticipated levels.
As of December 31, 2018, our field based sales team consisted of 52 sales representatives. Generally speaking, each sales professional covers one prioritized territory. We currently utilize sales professionals along with an inside sales team to focus on select healthcare providers with the most revenue potential. Our profitability will depend on the success of this new sales model.
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
Our principal offices are located in Bridgewater, New Jersey, and our only manufacturing operations are located at a contract manufacturing facility in Southern China. We also operate a facility in Marlborough, Massachusetts, which we primarily use for research and development, and contract with a domestic third party logistics provider to warehouse and distribute our finished product. Substantially all of our operations are conducted at these locations, including our manufacturing processes, research, development and engineering activities, customer and technical support and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at these locations.
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
EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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
Risks Related to Our Financial Condition and Capital Requirements
We will have broad discretion in how we use the net proceeds from our April 2018 public offering, November 2018 public offering, the First Purchase Agreement and past or future public offerings under the Second Purchase Agreement and the Sales Agreement, if any. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.
We will have considerable discretion in the application of the net proceeds from our April 2018 public offering, November 2018 public offering, the First Purchase Agreement and past or future public offerings under the Sales Agreement or the Second Purchase Agreement, if any. We intend to use the majority of the net proceeds from our April 2018 public offering, the First Purchase Agreement and past or future public offerings under the Sales Agreement or the Second Purchase Agreement, if any, to continue implementing our sales strategy, and for working capital and other general corporate purposes, which may include funding for the hiring of additional personnel, validation of capital equipment and the costs of operating as a public company. As a result, investors will be relying upon management's judgment with only limited information about our specific intentions for the use of the balance of the net proceeds from our April 2018 public offering, November 2018 public offering, the First Purchase Agreement and past or future public offerings under the Sales Agreement or the Second Purchase Agreement, if any. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our April 2018 public offering, November 2018 public offering, the First Purchase Agreement and past or future public offerings under the Sales Agreement or the Second Purchase Agreement, if any, in a manner that does not produce income or that loses value.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.
At December 31, 2018, we had $47.8 million in cash and cash equivalents, of which $0.5 million is restricted cash. We do not believe that our cash on hand will be sufficient to satisfy our liquidity requirements through the next 12 months from the financial statement issuance date. The continued growth of our business, including the expansion of our research, development and engineering activities, and our efforts to commercialize our pre-fill V-Go will continue to significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we will need to raise additional capital in addition to the amounts we could receive under the Second Purchase Agreement and the Sales Agreement, which may not be available on reasonable terms, if at all. Our future capital requirements will depend on many factors, including:

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
As of December 31, 2018, the aggregate principal amount of our term loan with Capital Royalty Group, or CRG, and certain of its affiliates, or our Term Loan, was $27.5 million. Borrowings under our credit facility are secured by substantially all of our assets, including our material intellectual property. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to numerous risks, including the risks in this section, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the Term Loan, we may be required to repay any outstanding amounts earlier than anticipated. If we fail to comply with our obligations under the Term Loan, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets securing our obligations under the Term Loan. In addition, certain events of default have already occurred under the term loan with CRG in 2015 and we cannot assure you similar future events of default will not occur under the Term Loan. For more information on the Term Loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Senior Secured Debt”.
Our Term Loan contains a financial covenant that may limit our operating flexibility.
Our Term Loan contains a restrictive covenant that requires us to maintain an end-of-day balance of $2.0 million in cash or cash equivalents, which may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our Term Loan. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under the agreement. For additional information about the Term Loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Senior Secured Debt.”
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
Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2018, we had U.S. net operating loss carryforwards of approximately $425.3 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2028 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The completion of our March 2017 public offering, together with private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.
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

During 2018, we received an offer from Roche to license its US Patent No. 6,736,795 (the ‘795 patent), which expires on September 23, 2020 and that is alleged to cover our V-Go product.  We do not believe the ‘795 patent to be valid, infringed, and/or enforceable and therefore we do not view Roche’s allegation as having merit. We also understand that Roche has never practiced the ‘795 Patent and Roche permitted the European equivalent patent to lapse.  Accordingly, we declined Roche’s offer of a license to the ‘795 patent, and on January 24, 2019, we filed two Inter Partes Review petitions, which included three previously unconsidered prior art references, with the Patent Trial and Appeal Board, or PTAB.  In response, in late February 2019, Roche filed a proceeding in federal court in Delaware seeking an unspecified amount of damages and potential injunctive relief.  The PTAB is expected to issue its preliminary findings by July 24, 2019.  Although we cannot guarantee the outcome of this matter, based on our review, we have determined that we have a number of defenses and we intend to defend ourselves vigorously against any allegations of patent infringement, which we believe are without merit.  Further, given that the average time to trial in Delaware federal court is approximately three years, the ‘795 patent will expire before any potential trial, rendering Roche’s claim for injunctive relief moot.

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
The medical technology industry is regulated extensively by governmental authorities, principally the FDA, and state regulatory agencies with oversight of various aspects of drug and device distribution, sale, and use. The regulations are very complex, have become more stringent over time, and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other federal and state governmental agencies regulate numerous elements of our business, including:
•    product design and development;
•    pre‑clinical and clinical testing and trials;
•    product safety;
•    establishment registration and product listing;
•    labeling and storage;
•    marketing, manufacturing, sales and distribution;
•    pre‑market clearance or approval;

•	servicing and post‑marketing surveillance, including reporting of deaths or serious injuries and malfunctions that, if they recurred, could lead to death or serious injury;
•    advertising and promotion;
•    post‑market approval studies;
•    product import and export; and

•	recalls and field‑safety corrective actions.
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre‑market approval, or PMA, application from the FDA, unless an exemption from pre‑market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device (in most cases Class II devices, with a few exceptions), with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Class III devices approved under the PMA process cannot serve as predicates. Clinical data are sometimes required to support substantial equivalence. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate (in other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk). The PMA process requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life‑sustaining, life‑supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The 510(k), de novo, and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but may take longer. The FDA’s stated goal is to review de novo classification requests within 150 days, 50% of the time (which is 30 days beyond the statutory timeline of 120 days), but in reality the process for many applicants generally takes even longer, up to a year or more. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time‑consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all for our proposed products.
We obtained initial pre‑market clearance for V‑Go under Section 510(k) of the FDCA in December 2010. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to our existing product than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Although we do not currently market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.
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
Furthermore, we continue to evaluate international expansion opportunities. Any operations or product applications outside of the United States will subject us to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.
Modifications to our products may require new 510(k) clearances, de novo submissions, or pre‑market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
Any modification to a 510(k)‑cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or PMA. The FDA requires every manufacturer to make this determination in the first instance, and provides some guidance on decision making, but the FDA may review any manufacturer’s decision at any time. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to our 510(k) cleared product, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances, de novo or pre‑market approvals are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo submissions or PMAs for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
If we or our third‑party suppliers fail to comply with the FDA’s good manufacturing practice regulations or fail to adequately, timely, or sufficiently respond to an FDA Form 483 or subsequent Warning Letter, this could impair our ability to market our products in a cost‑effective and timely manner and could result in FDA enforcement action.
We and our third‑party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and Current Good Manufacturing Practices (cGMP) which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our product. The FDA audits compliance with the QSR, cGMP and related regulations through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct these inspections or audits at any time. If, during the inspection, FDA identifies issues which, in FDA’s judgment, may constitute violations of the Federal Food, Drug, and Cosmetic Act or FDA’s regulations, the FDA inspector may issue an FDA Form 483 listing these observations.
Note that if an entity does not address observations found in an FDA Form 483 to FDA’s satisfaction, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our product;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or pre‑market approval of new products or modified products;

•	withdrawing 510(k) clearances or pre‑market approvals that have already been granted;

•	refusal to grant export approval for our product; or

•	criminal prosecution.
Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition and operating results.
Our latest FDA inspection occurred between August 21, 2018 and September 7, 2018 and resulted in an FDA Form 483 issued on September 7, 2018. The FDA Form 483 observations related to our medical device reporting, or MDR, complaint file, design risk analysis, and device history procedures and records. On September 21, 2018, we submitted a timely response to FDA describing how we intend to address the observations listed in the FDA Form 483. After submitting our corrective action plan to FDA, the agency sent us its establishment inspection report, or EIR, on October 3, 2018. As stated in the EIR, FDA concluded that the inspection is closed and the decision to not take regulatory enforcement action is closed. We are completing the corrective actions as communicated to FDA.
A recall of our product, or the discovery of serious safety issues with our product, could have a significant adverse impact on us.
The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health.
Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government‑mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of our products would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost‑effective and timely manner.
Further, under the FDA’s medical device reporting, or MDR regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our products malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost‑effective and timely manner and have an adverse effect on our reputation, financial condition and operating results.
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
If we are unable to achieve and maintain adequate levels of coverage and reimbursement for V‑Go or any future products we may seek to commercialize, their commercial success may be severely hindered.
We have derived all of our revenue from the sale of V‑Go in the United States and expect to continue to do so for the next several years. Patients who use V‑Go generally rely on third‑party payors, including governmental healthcare programs, such as Medicare and Medicaid, and commercial health insurers, health maintenance organizations and other healthcare‑related organizations, to reimburse all or part of the costs associated with V‑Go. Successful sales of V‑Go and any future products depend, therefore, on the availability of adequate coverage and reimbursement from third‑party payors.
Securing coverage for new technologies is challenging and uncertain. Third‑party payors render coverage decisions based upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Unless our products demonstrate superior affordability or efficacy, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments, deductibles or co‑insurance payments that patients find unacceptably high.
Not only are third‑party payors, whether governmental or commercial, developing increasingly sophisticated methods of controlling healthcare costs, in addition, no uniform policy of coverage and reimbursement for medical products, including V‑Go, exists among third‑party payors. Therefore, coverage and reimbursement for our products can and do differ significantly from payor to payor. As a result, the coverage determination process is often a time‑consuming and costly process that requires us to provide economic, scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Even where favorable coverage and reimbursement status has been attained for V‑Go, less favorable coverage policies and reimbursement rates may be implemented in the future. Moreover, a third‑party payor’s decision to provide coverage does not imply that an adequate reimbursement rate will be paid. There can be no assurance that our clinical data will allow for satisfactory pricing of V‑Go at current levels, and the failure to obtain and maintain coverage and adequate reimbursement for V‑Go would materially and adversely affect our business.
V‑Go currently is covered and reimbursed under the policies of a number of third‑party payors. The Medicare program recognizes V‑Go under the Medicare Part D prescription drug benefit, and a number of Part D drug plans have placed our products on their pharmacy formularies or otherwise allow for individual consideration. Although V‑Go is not covered under Medicare Part B, an outpatient medical benefit that does not recognize disposable insulin delivery devices, other third‑party payors may have adopted different coverage policies, classifying a disposable insulin delivery device as a coverable device. Some commercial payors, however, have declined to offer any coverage for V‑Go, whether on a pharmacy formulary or as a medical benefit, concluding that the delivery system is experimental or investigational, or that the current evidence is insufficient. In addition, coverage policies developed by third‑party payors generally can be modified or terminated by the third‑party payor without cause and with minimum notice to us.
We believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Healthcare cost containment initiatives that limit or deny reimbursement for V‑Go would also materially and adversely affect our business. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products profitably.
We are subject to additional federal, state and foreign laws and regulations relating to our healthcare business; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.
Although we do not provide healthcare services, submit claims for third‑party reimbursement, or receive payments directly from Medicare, Medicaid or other third‑party payors for our product, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. Healthcare fraud and abuse laws potentially applicable to our operations include:

•
the federal Anti‑Kickback Statute, which applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce or reward the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs;

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

•
Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a), as even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce, and the FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities (with medical data considered sensitive data that merits stronger safeguards); the FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule;

•
federal “sunshine” requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, on drug and device manufacturers subject to the law regarding any payments or “transfers of value” to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an additional aggregate of $1 million per year for “knowing failures”; these reporting and transparency requirements were further extended by 2018 legislation to physicians assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021);

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	state laws requiring licensure and registration for the manufacture and distribution of medical devices; and

•
state law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws that may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require device and pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers and healthcare entities or marketing expenditures;

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal anti‑kickback and criminal health care fraud statutes, such that a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal anti‑kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. Financial arrangements and incentives that may impact healthcare decision-making continue to be a subject of attention for Congress and health regulators.  For example, the federal Eliminating Kickbacks in Recovery Act of 2018 (EKRA) notably in some instances (relating to recovery centers, clinical treatment facilities, and clinical laboratories) applies to services payable by commercial insurers and self-pay patients, as opposed to only services for which payment is available from government payors.  Future laws of this nature could impact our business. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on us.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including without limitation certain of the marketing and distribution programs for V‑Go, as well as our relationships with physicians and other health care providers, some of whom recommend, purchase and/or prescribe our product, could be subject to challenge under one or more of such laws. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, individual imprisonment, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, suspension or revocation of certifications or licenses that are required to operate our business, injunctions and other associated remedies, denial or withdrawal of product clearances, private “qui tam” actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations, any of which could impair our ability to operate our business and our financial results.
We may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off‑label promotion of our products or have disseminated false or misleading labeling or promotional materials.
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the off‑label use of our products or that make false or misleading statements. Healthcare providers may use our products off‑label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. For example, although V‑Go is only cleared for insulin delivery in adult patients, a physician might independently choose to use it for insulin delivery in children. FDA also could conclude that a performance claim is misleading if it determines that there are inadequate non‑clinical and/or clinical data supporting the claim. If the FDA determines that our promotional materials or training promote of an off‑label use or make false or misleading claims, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off‑label promotion of our products or false or misleading, the FDA or another regulatory agency could disagree. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment Considerations; however there are still significant risks in this area, in part due to the potential for False Claims Act exposure. In addition, the off‑label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.
Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain reimbursement for our products or regulatory clearance or approval of our future products, and to produce, market and distribute those products after clearance or approval is obtained.
Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for our product, which may further exacerbate industry‑wide pressure to reduce the prices charged for our product. This could harm our ability to market our products and generate sales. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our current products and future products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory clearances or approvals for any future products would negatively impact our long‑term business strategy.
In the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post‑approval activities, which may affect our ability to profitably sell V‑Go or any other product candidates for which we obtain marketing approval.
Such government‑adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from third‑party payors.

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
In December 2017, President Trump signed into law the Tax Cuts and Jobs Act (Pub. Law 115‑97), repealing certain aspects of the ACA. Further, on January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. This decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the ACA and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business.
In the future there may continue to be additional proposals relating to the reform of the U.S. healthcare system generally, or operation of the Medicare Part D program specifically. Certain of these proposals could limit the prices we are able to charge for our product, or the amount of reimbursement available for our product, and could limit the acceptance and availability of our product. There have been numerous efforts by legislators and regulators to contain costs for medical products. For example, early in 2019 the U.S. Department of Health and Human Services (HHS) proposed a rule aimed at eliminating certain Anti-Kickback Statute safe harbor protections including those for drug rebates paid by manufacturers in relation to Medicare Part D. There is also increasing focus on the amount of money spent by companies on marketing and advertising, and the impact of these expenditures on the cost of their products. Moreover, the U.S. Department of Health and Human Services Centers for Medicare & Medicaid Services has promulgated or amended a number of cost containment and value based reimbursement measures, and it is expected to continue revising its regulations and policies in response to market conditions and administration directives.
Changes in tariffs or other government trade policies may materially adversely affect our business and results of operations, including by reducing demand for our products.
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in 2018, the U.S. government imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by imposing and proposing new or higher tariffs on specified products fabricated in the United States. There can be no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased end-market demand for our products from distributors and other customers, which could have a material adverse effect on our business and results of operations. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or China that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
Our financial performance may be adversely affected by medical device tax provisions in the ACA.
Beginning in 2013 through the end of 2015, the ACA imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Congress first suspended this tax on December 18, 2015 for two years, for sales of devices during the period January 1, 2016 through December 31, 2017. Congress again suspended this tax in January 2018, for sales of devices during the period January 1, 2018 through December 31, 2019. We do not believe that V‑Go was subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the guidance regarding this exemption as applied to V‑Go is not clear, and the availability of this exemption is subject to interpretation by the IRS, and the IRS may disagree with our analysis. We do not know if this provision will be repealed or if there will be changes to the retail exemption when the suspension of the device tax ends at the end of 2017. The potential financial impact this tax may have on our business is unclear and there can be no assurance that our business and financial results will not be negatively impacted.
Failure to obtain any necessary clearance for the V‑Go SIM™(Simple Insulin Management), if required, or other delays in the development of V-Go SIM, would adversely affect our ability to grow our business.
Commercialization of the V‑Go SIM, formerly branded as the V‑Go Link, may require FDA clearance of a 510(k) premarket notification submission. The process for submitting and obtaining FDA clearance of a 510(k) can be expensive and lengthy. The FDA’s 510(k) clearance process can take several months or longer, and we may not be able to obtain 510(k) clearance for the V‑Go SIM on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving 510(k) clearance of the V‑Go SIM, if required, would have an adverse effect on our ability to expand our business. In addition, any other delays in the development of V-Go SIM, for example, unforeseen issues during product validation, would have an adverse effect on our ability to expand our business.
In order to successfully develop the V‑Go Prefill, we will need to secure an insulin supply and/or insulin development partner and will need to obtain regulatory approval to package and sell the insulin in our prefill device, which may require additional nonclinical and/or clinical data to support the use of insulin in our prefill device. This process may be expensive and involves significant regulatory risks, and may also place additional regulatory compliance obligations on the company. If we are unable to secure an insulin supply or obtain an insulin development partner, or if we are unable to demonstrate the safety and/or effectiveness of the insulin in our prefill device, we will be unable to successfully develop or commercialize the V‑Go Prefill.
In order to successfully develop the V‑Go Pre‑fill, we will need to secure an insulin supply and/or insulin development partner. We cannot assure you that we will be able to secure an insulin supply for the US or any other market. We will also need to obtain FDA regulatory approval to package and sell the insulin in our prefill device. Although we hope to secure an insulin development partner with expertise in drug and biologic marketing authorization filings, there is a risk that we may not be able to identify or secure such a partner. In that case, we will face additional regulatory challenges, as we do not currently have filing expertise relative to drugs or biologics. If insulin that we gain access to is approved in the markets where we want to introduce V‑Go Pre‑fill, we, or our development partner, will still need to obtain approval to package and sell the insulin in our prefill device. If insulin supply that we obtain is not approved in our target market(s), the insulin must first be approved or it may be approved simultaneously for use in our prefill device. In either case, we, or our development partner, will be required to demonstrate the safety and if the insulin is not yet approved, the effectiveness of the insulin, which is regulated as a drug, when packaged and sold in our prefill device, which may require nonclinical and/or clinical data. Furthermore, we expect the V-Go Pre-fill to be considered a combination product for which regulatory approval would need to be obtained through coordinating centers within the FDA and, if we choose to pursue foreign marketing authorization, other comparable regulatory agencies. Obtaining regulatory approval of a drug or biological product in a prefill device can be a lengthy and expensive, and may face additional challenges, risks and delays in the product development and regulatory approval process. FDA will evaluate the characteristics of the drug biologic and the device constituent parts, and consider among other things the potential for undesirable interactions or unintended results of the combination. Even if we believe that we have sufficient nonclinical and/or clinical data to support the use of insulin in our prefill device, the FDA and other regulatory authorities may disagree that such data are adequate to support approval.
In order to successfully use our h‑Patch technology in other drug delivery applications beyond the use of insulin to treat type 2 diabetes, we will need to secure one or more collaboration partners and may need to obtain regulatory approval to sell any such resulting products, which may require additional nonclinical and/or clinical data to support the use of those products. This process may be expensive and involves significant regulatory risks. If we are unable to secure one or more collaboration partners, or if we are unable to demonstrate the safety and/or effectiveness of any such resulting products, we will be unable to successfully use our h‑Patch technology in other drug delivery applications beyond the use of insulin to treat type 2 diabetes, and will not realize the potential profits that could be derived from such potential future uses.
In order to successfully use our h‑Patch technology in other drug delivery applications beyond the use of insulin to treat type 2 diabetes, we will need to secure one or more collaboration partners. We cannot assure you that we will be able to successfully identify other potential drugs that could be combined with our h‑Patch technology, or if we are able to identify such drugs, that we will be able to reach an agreement with such third party or parties necessary in order to combine our h‑Patch technology with those drugs.
The drug or drugs that we and our collaboration partners combine with our h‑Patch technology may not be approved in the markets in which we and our collaboration partners want to introduce such products. If such drugs are not approved in our target market(s), those drugs must first be approved or they may be approved simultaneously for use in combination with our h‑Patch technology. In either case, we, or our collaboration partner, will be required to demonstrate the safety and if the drug is not yet approved, the effectiveness of the drug when combined with our h‑Patch technology, which may require nonclinical and/or clinical data. Obtaining regulatory approval of a drug in combination with an injection technology can be a lengthy, expensive, and uncertain process. Even if we believe and our collaboration partners agree that we have sufficient nonclinical and/or clinical data to support the use of such drugs in combination with our h‑Patch technology, the FDA and other regulatory authorities may disagree that such data are adequate to support approval. If we or our collaboration partners are unable to get such necessary approvals, then we will be unable to successfully expand the use of our h‑Patch technology to other potential drug delivery applications, and will not realize the potential profits that could be derived from any such potential future uses.
We may not be able to obtain regulatory approval from the China State Drug Administration (SDA) for V‑Go in a timely manner, if at all, which may delay or prevent our successful registration of V‑Go in China. Delays in or failure to obtain the necessary approvals from the SDA could harm our business.
We recently entered into an agreement with an international contract research organization to begin the medical device registration process for V‑Go in China. Before V‑Go can be marketed and sold in China, V‑Go must be approved by the SDA. Although we have determined our proposed regulatory pathway to obtain approval from the SDA, we have not yet received their regulatory approval regarding our clinical study protocol. The SDA will require successful completion of clinical trials in China and demonstrated manufacturing capability before it grants approval. Clinical trials are expensive and their results are unpredictable. It often takes a number of years before a product can be ultimately approved by the SDA. In addition, the SDA and other regulatory authorities may apply new standards for safety, manufacturing, packaging, and distribution of V‑Go. SDA may also conduct overseas inspection of the manufacturer for its compliance with the GSP requirements. Complying with such standards may be time‑consuming and expensive and could result in delays in obtaining SDA approval for V‑Go, or possibly preclude us from obtaining SDA approval altogether. The SDA and other regulatory authorities may not approve V‑Go and even if we do obtain the required regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market V‑Go, which may limit the size of the market for V‑Go in China. If we do not obtain approval from the SDA in a timely manner or at all, it could delay or prevent the successful registration of V‑Go in China.
Further, we are subject to additional risks, including those listed below, which may delay or prevent the successful registration of V‑Go in China:

•	delays in design verification, which could take eight to 12 months or longer;

•	delays in obtaining clinical study protocol approval from the SDA;

•
    delays in obtaining clinical trial sites or subjects in a timely manner to meet the SDA protocol requirements; which could take 18 to 24 months to complete the clinical trial from the point when we receive approval of our clinical study protocol;

•	delays in securing SDA approval for the clinical study report, which could add another 12 to 18 months to the process; and

•	insufficient working capital to support our registration efforts.
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
Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.On December 31, 2018, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market because our minimum bid price was less than $1.00 per share for 30 consecutive business days. The notification letter provided that the Company had 180 calendar days, or until July 1, 2019 to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company's common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 1, 2019, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company's common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel. In addition, in accordance with the Nasdaq Listing Rules, if we fail to maintain a minimum $2.5 million of stockholders' equity or otherwise do not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, or if we fail to comply with any of the other Nasdaq Listing Rules, then we may receive additional notification letters from Nasdaq, which may subject us to delisting.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act, which occurred in May 2015; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a “large accelerated filer,” which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.
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
As of March 4, 2019, our 5% stockholders and their affiliates beneficially owned an aggregate of 65,497,897 shares, or 65.5% of our outstanding common stock. As a result, these stockholders will have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.
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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an “accelerated filer” or a “large accelerated filer,” and no longer an “emerging growth company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Our management assessed our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or the 2013 Framework. Based on such assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Even though we have determined that our internal control over financial reporting was effective as of December 31, 2018, our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has traded on the Nasdaq Capital Market since our public offering in March 2017 under the symbol "VLRX." From April 18, 2016 to March 23 2017, our common stock was quoted on the OTCQB Marketplace. Our common stock has, from time to time, traded on a limited, sporadic and volatile basis. On December 31, 2018, we received a letter (the “Notification Letter”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that the Company no longer complies with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Notification Letter provides that the Company has 180 calendar days, or until July 1, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company's common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 1, 2019, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company's common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.
Holders
The closing price of our common stock on March 4, 2019 was $0.51 per share. As of March 4, 2019, we had approximately 46 record holders of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.
Dividends
We have never declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.
Our ability to pay cash dividends is restricted pursuant to the terms of the Term Loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
None
Use of Proceeds from Initial Public Offering of Common Stock

On March 22, 2017, our Registration Statement on Form S-1, as amended (File No. 333-215897) for our March 2017 public offering was declared effective by the Securities and Exchange Commission, or SEC. On March 28, 2018, we completed our March 2017 public offering whereby we sold 5,250,000 shares of common stock at a public offering price of $10.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $48.8 million, after deducting the underwriting discounts and commissions and offering expenses paid by us.

As of December 31, 2018, we have used all of our net proceeds from our March 2017 initial public offering.

There was no material change in the planned use of proceeds from our March 2017 initial public offering as described in our final prospectus dated March 24, 2017, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.
The consolidated statements of operations data for the years ended December 31, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2018	2017
Revenue, net	$26,398	$20,245
Cost of goods sold	13,974	12,080
Gross margin	12,424	8,165
Operating expense:
Research and development	7,372	7,126
Selling, general and administrative	47,142	42,596
Long-lived asset impairment costs	—	3,711
Total operating expense	54,514	53,433
Operating loss	(42,090)	(45,268)
Other income (expense), net:
Interest expense, net	(3,812)	(4,263)
Change in fair value of derivative liabilities	—	221
Other income (expense)	(27)	9
Total other income (expense), net	(3,839)	(4,033)
Net loss	$(45,929)	$(49,301)
Preferred Stock dividend	$(2,200)	$(1,711)
Net loss attributable to common stockholders	$(48,129)	$(51,012)
Net loss per share of common share outstanding — basic and diluted	$(1.71)	$(8.94)
Weighted average common shares outstanding — basic and diluted	28,131,836	5,708,577

	December 31,
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$47,758	$25,961
Total assets	$68,620	$45,089
Total current liabilities	$13,890	$13,080
Long-term debt, related parties	$40,192	$36,009
Accumulated deficit	$(519,871)	$(473,921)
Total stockholders’ equity (deficit)	$14,289	$(4,058)

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
We currently focus on the treatment of patients with type 2 diabetes—a pervasive and costly disease that, according to the 2017 National Diabetes Statistics Report released by the U.S. Centers for Disease Control and Prevention, or CDC, currently affects 90% to 95% of the approximately 23 million U.S. adults diagnosed with diabetes. The American Diabetes Association estimates that the total costs of diagnosed diabetes in the United States, which includes direct medical and drug costs and indirect lost productivity costs have risen to $327 billion annually in 2017 from $245 billion annually in 2012. We believe the majority of the 12.6 million U.S. adults treating their type 2 diabetes with more than one daily oral anti-diabetic drug, or OAD, or an injectable diabetes medicine can benefit from the innovative approach of V-Go to manage type 2 diabetes.
Our primary market consists of approximately 5.6 million of these patients who currently take insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population represents a $19.3 billion annual U.S. market when applying the annual wholesale acquisition cost, or WAC, of V-Go to the 4.5 million patients not achieving glycemic control. WAC is the gross price paid by wholesalers and does not take into account fees, discounts, and rebates from us.
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
We commenced commercial sales of V-Go in the United States during 2012. During the first half of 2012, we initiated an Early Access Program to provide a limited number of physicians with free V-Go devices for patients and began shipments to major wholesalers in anticipation of commercial launch. In the second half of 2012, we began hiring sales representatives in selected U.S. markets. In February 2016, we optimized our sales force to implement a high-service, high-touch sales model. At the end of 2018 and 2017, our field-based sales team consisted of 52 and 50 sales representatives, respectively and covered 52 and 50 territories, respectively, primarily within the East, South, Midwest and Southwest regions of the United States.
Our net loss was $45.9 million and $49.3 million for the years ended December 31, 2018 and 2017, respectively. Our accumulated deficit as of December 31, 2018 and 2017 was $519.9 million and $473.9 million, respectively. Based on prescription data, we estimate that there were approximately 99,000 and 88,000 prescriptions reported for V-Go filled during both the years ended December 31, 2018 and 2017. Refill prescriptions account for slightly more than two-thirds of our total prescriptions, and generally move in parallel with our patient retention rates, so can be used as a proxy to determine patient retention. We estimate that as of December 31, 2018, V-Go had been used for over 17 million cumulative patient days with over 17 million V-Go’s dispensed to patients.
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

Results of Operations
Results of Operations for the Years Ended December 31, 2018 and 2017
The following is a comparison of revenue and expense categories for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Revenue, net	$26,398	$20,245	$6,153	30.4%
Costs of goods sold	13,974	12,080	1,894	15.7%
Gross margin	12,424	8,165	4,259	52.2%
Operating expense:
Research and development	7,372	7,126	246	3.5%
Selling, general and administrative	47,142	42,596	4,546	10.7%
Long lived asset impairment costs	—	3,711	(3,711)	100.0%
Total operating expense	54,514	53,433	1,081	2.0%
Operating loss	(42,090)	(45,268)	3,178	(7.0)%
Other income (expense), net:
Interest expense, net	(3,812)	(4,263)	451	(10.6)%
Change in fair value of derivatives	—	221	(221)	(100.0)%
Other income (expense)	(27)	9	(36)	(400.0)%
Total other income (expense), net	(3,839)	(4,033)	194	(4.8)%
Net loss	$(45,929)	$(49,301)	$3,372	(6.8)%
Revenue, net
We generate revenue from sales of V-Go to third-party wholesalers and medical supply distributors that take delivery and ownership of V-Go and, in turn, sell it to retail pharmacies or directly to patients with type 2 diabetes. V-Go 30-day packages are sold to wholesalers and distributors at wholesale acquisition cost, or WAC, and we report net revenue after taking into consideration sales deductions as described in our financial statements included elsewhere in this annual report. Our revenue is primarily generated in the United States, and we view our operations as one operating segment. Financial information is reviewed on a consolidated basis to allow management to make decisions regarding resource allocations and assess performance.
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
Our revenue increased by 30.4% to $26.4 million during the year ended December 31, 2018 from $20.2 million during the year ended December 31, 2017. Because of our high touch and higher service sales and marketing model, we generated full year total prescription growth of 26% in our targeted accounts in 2018 vs. 2017. In addition, we realized year-over year total prescription growth in these accounts in every quarter of 2018. This growth was partially offset by an expected decline in 2018 of total prescriptions in our non-targeted accounts by 7% when compared to the same period in 2017. We are seeing important signs of stabilization in these territories, particularly in the second half of 2018. The overall total volume of V-Go’s sold during the year ended December 31, 2018 grew by 22.1% as compared to the year ended December 31, 2017. This volume growth was accompanied by an increase of 6.8% in average net prices realized during the year ended December 31, 2018 as compared to the same period in 2017. This net price increase was primarily the result of an 8.0% WAC price increase implemented in both the third quarter of 2017 and the second quarter of 2018. During the second half of 2018, we implemented a V-Go initiation program in territories covered by our direct sales force. As part of this program, we allotted each of the physicians interested in the program the ability to identify and prescribe V-Go for up to 10 of their patients with type 2 diabetes. Under this program, new patients received V-Go units. The WAC price increase was partially offset by this program and international distribution, which realized lower net pricing.

Cost of Goods Sold and Gross Margins
Cost of goods sold includes raw materials, labor costs, manufacturing overhead expenses and reserves for anticipated scrap and inventory obsolescence.
Our cost of goods sold for the year ended December 31, 2018 was approximately $14.0 million on revenue of approximately $26.4 million, as compared to approximately $12.1 million in cost of goods sold on revenue of approximately $20.2 million during the year ended December 31, 2017. As a percentage of revenue, cost of goods sold decreased during the year ended December 31, 2018 to approximately 52.9% from approximately 59.7% during the year ended December 31, 2017. The $1.9 million or 15.7% increase in cost of goods sold was driven by an increase in sales volume. The manufacturing process improvements described below helped keep the cost of goods sold growth below the corresponding 22.1% volume growth.
We currently manufacture V-Go® and the EZ Fill accessory in cleanrooms at a contract manufacturing organization, or CMO, in Southern China. We also have a relationship with a separate CMO that performs our final inspection and packaging functions in Central China. Any single-source components and suppliers are managed through our global supply chain operation. Management reviews regularly the inventory levels and demand and will adjust production accordingly, which could give rise to under-absorbed fixed production costs. We continually work with our manufacturing CMO's to refine our manufacturing processes and production lines to improve efficiencies, reduce labor cost and leverage our overhead expenses. These improvements, combined with overhead cost reductions represent the primary drivers in the current year reduction in cost of goods sold per unit.
Our gross profit as a percentage of revenues, or gross margin, for the year ended December 31, 2018 was 47.1%, compared to 40.3% during the year ended December 31, 2017. The increase in our gross margin was due to manufacturing efficiencies, overhead cost reductions, implementation of more cost-effective processes in our product development and the impact of our net price increase.
Research and Development Expense
Our research and development activities primarily consist of activities associated with our core technologies and process engineering as well as research programs associated with products under development. These expenses are primarily related to employee compensation, including salary, fringe benefits, share-based compensation and contract employee expenses.
Total research and development expenses increased by $0.2 million, or 3.5%, during the year ended December 31, 2018 as compared to 2017. This increase is primarily due to increases in spending related to the initiation of our development projects, including the V-Go SIMTM, V-Go Prefill and studies to qualify the V-Go for regular insulin.
We expect our research, development and engineering expenses to increase from current levels as we advance our development projects, including both the V-Go SIM™ (Simple Insulin Management) and V-Go Prefill devices.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist primarily of salary, fringe benefits and share-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant expenses include product demonstration samples, trade show expenses, professional fees for our contracted customer support center, external legal counsel, independent auditors and other consultants, insurance, facilities and information technology expenses. We expect our selling, general and administrative expenses to increase as our business expands.
Additionally, we increased our investment in sales and marketing programs and materials used to drive our capital-efficient marketing initiatives, as well as the volume of sample products provided to patients. This overall growth in commercial spending is part of our strategic plan to expand our business operations.
Our selling, general and administrative expenses increased by $4.5 million or 10.7% in the year ended December 31, 2018 compared to 2017. This increase was driven primarily by the impact of a change in our sales and marketing strategy during the year ended December 31, 2018, which increased our field sales force and increased labor costs by $1.6 million or 14.1% compared to 2017. Additionally, our commercial external services increased by $3.0 million from 2017 to 2018. These cost included a $2.2 million increase in centralized marketing as well as $0.2 million in sales automation.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our loan agreements with Capital Royalty Group, or CRG, and WCAS Capital Partners IV, L.P., or WCAS. See “—Indebtedness” below for more information.

Interest expense, net decreased by 10.6% during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was attributable to a restructuring of our Term Loan with CRG and the note payable with WCAS, in addition to an offset of interest expense with interest income of $0.4 million generated from cash and cash equivalent accounts. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares upon completion of our public offering in March 2017. The debt conversion resulted in a lower principal balance and lower interest rates in the year ended December 31, 2018 compared with the year ended December 31, 2017 and an interest expense decrease of $0.2 million or 5.6%.
The decrease in fair value of derivatives of a de minimis amount during the year ended December 31, 2018, as compared with the decrease in fair value of $0.2 million during the year ended December 31, 2017 is primarily caused by fluctuations in period end valuations of our derivative liabilities. Specifically, the decrease occurring in 2018 is primarily attributed to the decrease in the stock price. The warrants are accounted as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.

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
We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of December 31, 2018, we had $47.8 million in cash and cash equivalents, $0.5 million of which is restricted, and an accumulated deficit of $519.9 million. Our restructured Term Loan with CRG, see "Indebtedness - Senior Secured Debt," includes a liquidity covenant whereby we must maintain a cash balance greater than $2.0 million. We believe that our cash balance and liquidity will not be sufficient to satisfy our operating cash requirement for the next 12 months from the date of this report or to maintain this liquidity covenant, which raises substantial doubt about our ability to continue as a going concern. We expect our current cash and cash equivalents will be sufficient to finance our current operations into the fourth quarter of 2019. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses. Our ability to fund operations beyond the fourth quarter of 2019 is dependent on our ability to obtain cash from our common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, that we entered into in June of 2018, our “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc. or FBR, that we entered into on January 26, 2018, and warrant exercises from the November 2018 offering, all of which are described in further detail elsewhere in this annual report. FBR has the option to decline any sales orders at its discretion. We are not required to sell shares under with the Purchase Agreement or the Sales Agreement. No 2019 purchases were made under either the Purchase Agreement or the Sales Agreement as of March 5, 2019.
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
Historically, our sources of cash have included private placement of equity securities, debt arrangements, and cash generated from operations, primarily from the collection of accounts receivable resulting from sales. In March 2017, we completed an underwritten public offering with net proceeds of $48.8 million, net of underwriting expenses and discounts. In 2018, we completed two public offerings and used the Purchase Agreement to generate an additional $60.0 million of capital, net of fees.
We are pursuing additional sources of financing to fund our operations. These sources may include the issuance of our equity to new or existing investors.
The following table shows a summary of our cash flows for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(37,190)	$(31,970)
Investing activities	(1,552)	(692)
Financing activities	60,539	48,757
Total	$21,797	$16,095
Operating Activities
The increase in net cash used in operating activities of 16.3% for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily associated with increased overhead and services related to both our research and development efforts and sales initiatives, partially offset by $4.3 million in higher gross margin as a result of improved product revenue and a manufacturing efficiencies, as well as working capital fluctuations.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2018 increased $0.9 million versus 2017 primarily related to purchases of manufacturing automation. Additionally, we had $0.2 million lower proceeds from the sale of equipment in 2018 versus 2017. We do not expect to have significant investing activity in the next 12 months.

Financing Activities
Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was the result of gross proceeds from our common stock financing rounds. The financing rounds in 2018 and 2017 raised gross proceeds of $60.4 million and $48.8 million, net of any offering costs, respectively.
Indebtedness
Senior Secured Debt
On May 23, 2013, we entered into the Term Loan of $50.0 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term (the “Term Loan” or the “Senior Secured Debt”). The Term Loan is secured by substantially all of our assets, including our material intellectual property. We later entered into a series of forbearance agreements to modify the Term Loan. The terms of the most recently executed amendment of the Term Loan agreement, dated February 9, 2017, bears interest at 11% per annum and allows the interest-only period of the Term Loan to extend to March 31, 2022, requires quarterly cash interest payments beginning June 30, 2019, extends the deadline for full payment under the Term Loan agreement to March 31, 2022 and brings our minimum covenant cash and cash equivalent requirements to $2.0 million. On March 28, 2017, $25.0 million of the Term Loan was converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. CRG received 2,500,000 preferred shares. As of December 31, 2018, we were in compliance with the financial covenant in the restructured Term Loan agreement, as we held cash and cash equivalents of $47.8 million, which includes $0.5 million of restricted cash. We may, at our discretion, repay the revised loan in whole or in part without any penalty or prepayment fees.
Warrants classified as Derivative liabilities
We issued 10,390 warrants to acquire shares of common stock to the placement agents in the private placement offering that was conducted as part of the 2016 Merger (the “PPO”). The warrants have a term of five years. The warrants are accounted for as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.
The fair value of the warrants at the date of issuance was $0.3 million. At December 31, 2018 and December 31, 2017, the fair value of the warrants was estimated to be a de minimis amount based on the Black Scholes option pricing model.
Other Note
In 2011, we issued a $5.0 million senior subordinated note, or the WCAS Note (the "Other Note Payable") to WCAS Capital Partners IV, L.P., or WCAS. We later entered into a series of forbearance agreements to modify the WCAS note. The terms of the most recently executed amendment of the WCAS note, dated May 23, 2013, bears interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. On March 28, 2017, $2.5 million of the WCAS Note was converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. WCAS received 250,000 preferred shares, respectively. Concurrent with the debt restructure due to the public offering, the remaining principal balance of $2.5 million of the WCAS note was amended to decrease the interest rate to 10% per annum, payable entirely as PIK interest. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. No interest payments are required during the term of the loan. We may pay off the WCAS Note at any time without penalty.
Contractual Obligations
The following summarizes our significant contractual obligations as of December 31, 2018:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Purchase commitments(1)	5,112	5,112	—	—	—
Operating lease obligations(2)	2,368	568	987	791	22
Senior secured debt(3)	36,758	2,326	5,614	28,818	—
Other Note Payable(4)	3,538	—	3,538	—	—
Total	47,776	8,006	10,139	29,609	22

(1)	Represents purchase commitments with suppliers for raw materials and finished goods.

(2)	Represents operating lease commitments for office and research and development space in Marlborough, Massachusetts and Bridgewater, New Jersey and office equipment.

(3)	Represents Term Loan agreement with CRG for $25.0 million, including accrued interest through December 31, 2018.

(4)	Represents a $2.5 million Other Note Payable to WCAS, including accrued interest through December 31, 2018.
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
Revenue Recognition
The majority of our revenue is generated from V-Go sales in the United States to third-party wholesalers and medical supply distributors that, in turn, sell this product to retail pharmacies or directly to patients. A portion of our revenue is also generated from V-Go sales to international medical supply distributors. Under ASC 606, we recognizes revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To perform revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps:
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

Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, prompt pay discounts, and co-pay card redemptions, all of which are established at the time of sale. In order to prepare the consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:
• managed care and Medicare rebates, which are based on the estimated end user payor mix and related contractual rebates;
• distribution fees, prompt pay discounts and other discounts, which are recorded based on specified payment terms, and which vary by customer and other incentive programs; and

• Co-pay card redemption charges which are based on the net transaction costs of prescriptions filled via a company-subsidized card program and other incentive programs.

We believe our estimates related to managed care rebates and Medicare rebates, distribution fees, prompt pay and other discounts, and co-pay card redemption do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.
Return Reserve
We record allowances for product returns as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the customers’ return rights and our historical experience with returns and the amount of product sales in the distribution channel not consumed by patients and subject to return. We rely on historical return rates to estimate returns. In the future, as any of these factors and/or the history of product returns change, adjustments to the allowance for product returns will be reflected.
Inventories
Inventories consist of raw materials, work in process and finished goods, which are valued at the lower of cost or net realizable value. Cost is determined on a first in, first out basis and includes material costs, labor and applicable overhead. We review our inventory for excess or obsolescence and write down inventory that has no alternative uses to its net realizable. Economic conditions, customer demand and changes in purchasing and distribution can affect the carrying value of inventory. As circumstances warrant, we record provisions for potentially obsolete or slow moving inventory and lower of cost or net realizable value inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, future sales forecasts and the estimated fair value of inventory.
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
Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. During the fourth quarter of 2017, we performed further analyses of the year-to-date results of operations, compared them with earlier projections and determined that revenues and cash flows from operations were lower than the previously planned amounts. As a result, we revised our long term projections of future cash flows, which triggered an impairment review. The impairment review evaluated the estimated future undiscounted cash flows related to specific asset groups and determined that certain long lived assets would require impairment (See Note 5). No additional impairments to long-lived assets were required during 2018.
Share-Based Compensation
Effective January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was applied retroactively effective December 31, 2016, to account for forfeitures as they occur. Under ASU 2016-09, all share-based awards will be recognized on a straight-line method, assuming all awards granted will vest. Forfeitures of share-based awards are recognized in the period in which they occur. Prior to the adoption of ASU 2016-09, share-based compensation cost was measured at grant date, based on the estimated fair value of the award, and was recognized as expense net of expected forfeitures, over the employee’s requisite service period on a straight-line basis. As of January 1, 2017, the cumulative effect adjustment of approximately $0.4 million was recognized to reflect the forfeiture rate that had been applied to unvested option and stock awards prior to 2017.
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
Off-Balance Sheet Arrangements
We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2018.
Subsequent Events
Management evaluates events that have occurred after the financial statement date but before the consolidated financial statements are issued. Based upon the evaluation, we identified the following subsequent event that would require adjustment or disclosure in the consolidated financial statements other than disclosed:
On February 12, 2019 the Board approved to have included at the annual shareholder meeting a resolution for the shareholders to approve an amendment to effect a reverse stock split ratio range, with the exact ratio for the Board to subsequently determine.

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
Inflation Risk
Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2018 and 2017.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended December 31, 2018 and 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Valeritas Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Valeritas Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and negative cash flows from operations. As described in Note 2, these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ Friedman LLP
We have served as the Company's auditor since 2016.

East Hanover, New Jersey
March 5, 2019

VALERITAS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$47,758	$25,961
Accounts receivable, net	6,294	3,991
Inventories, net	6,824	8,105
Deferred cost of goods sold	—	539
Prepaid expense and other current assets	1,200	876
Total current assets	62,076	39,472
Property and equipment, net	6,097	5,469
Other assets	447	148
Total assets	$68,620	$45,089
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of capital lease obligation	$123	$—
Accounts payable	4,916	5,644
Accrued expense and other current liabilities	8,851	5,798
Deferred revenue	—	1,638
Total current liabilities	13,890	13,080
Long-term debt, related parties (net of issuance costs of $104 and $125, respectively).	40,192	36,009
Other long-term liabilities	109	58
Capital lease obligation, less current portion	140	—
Total liabilities	54,331	49,147
Commitments and contingencies (note 15)
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2018; 2,750,000 shares issued and outstanding at December 31, 2018 and December 31, 2017. (aggregate liquidation value of $31,411 and $29,211 at December 31, 2018 and December 31, 2017, respectively).	3	3
Common stock, $0.001 par value, 300,000,000 shares authorized; 99,956,291 shares issued and 99,948,437 shares outstanding at December 31, 2018 and 7,015,636 shares issued and 7,007,782 shares outstanding at December 31, 2017	100	7
Additional paid-in capital	534,081	469,877
Accumulated deficit	(519,871)	(473,921)
Treasury stock, at cost (7,854 shares)	(24)	(24)
Total stockholders’ equity (deficit)	14,289	(4,058)
Total liabilities and stockholders’ equity (deficit)	$68,620	$45,089
See accompanying notes to consolidated financial statements.

VALERITAS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue, net	$26,398	$20,245
Cost of goods sold	13,974	12,080
Gross margin	12,424	8,165
Operating expense:
Research and development	7,372	7,126
Selling, general and administrative	47,142	42,596
Long-lived asset impairment costs	—	3,711
Total operating expense	54,514	53,433
Operating loss	(42,090)	(45,268)
Other income (expense), net:
Interest expense, net	(3,812)	(4,263)
Change in fair value of derivative liabilities	—	221
Other income (expense)	(27)	9
Total other income (expense), net	(3,839)	(4,033)
Loss before income taxes	(45,929)	(49,301)
Provision for income taxes	—	—
Net loss	$(45,929)	$(49,301)
Preferred stock dividend	$(2,200)	$(1,711)
Net loss attributable to common stockholders	$(48,129)	$(51,012)
Net loss per share of common share outstanding — basic and diluted	$(1.71)	$(8.94)
Weighted average common shares outstanding — basic and diluted	28,131,836	5,708,577
See accompanying notes to consolidated financial statements.

VALERITAS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in capital	Accumulated Deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2016	—	$—	1,590,948	$2	$—	$—	$387,737	$(424,239)	$(36,500)
Cumulative effect of change in accounting principle - stock compensation	—	—	—	—	—	—	381	(381)	—
Share-based compensation expense	—	—	—	—	—	—	5,510	—	5,510
Issuance of common stock as a result of public offering, net of fees	—	—	5,250,000	5	—	—	48,781	—	48,786
Issuance of common stock for compensation	—	—	2,030	—	—	—	73	—	73
Issuance of preferred stock upon conversion of debt, net of discount	2,750,000	3	—	—	—	—	27,395	—	27,398
Commitment fee for Purchase Agreement	—	—	125,000	—	—	—	—	—	—
Restricted shares vested	—	—	47,658	—	—	—	—	—	—
Treasury Shares	—	—	(7,854)	—	7,854	(24)	—	—	(24)
Net loss	—	—	—	—	—	—	—	(49,301)	(49,301)
Balance—December 31, 2017	2,750,000	3	7,007,782	7	7,854	(24)	469,877	(473,921)	(4,058)
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense	—	—	—	—	—	—	4,057	—	4,057
Restricted shares vested	—	—	30,000	—	—	—	—	—	—
Issuance of common stock through Employee Stock Purchase Program	—	—	154,379	—	—	—	236	—	236
Issuance of common stock as a result of April 2018 public offering, net of fees	—	—	15,300,000	16	—	—	24,343	—	24,359
Issuance of common stock as a result of November 2018 public offering, net of fees	—	—	75,000,000	75	—	—	32,464	—	32,539
Issuance of common stock from Purchase Agreements, net of fees	—	—	2,192,424	2	—	—	3,104	—	3,106
Commitment fee for Second Purchase Agreement	—	—	263,852	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(45,929)	(45,929)
Balance—December 31, 2018	2,750,000	$3	99,948,437	$100	7,854	$(24)	$534,081	$(519,871)	$14,289
See accompanying notes to consolidated financial statements.

VALERITAS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(45,929)	$(49,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,264	1,852
Amortization of financing costs	21	20
Noncash interest expense	4,162	4,438
Share-based compensation expense	4,057	5,583
Change in fair value of derivative liabilities	—	(221)
Bad debt expense	—	16
Impairment of property and equipment	—	3,711
Gain on sale of property and equipment	—	(175)
Loss on disposal of property and equipment	20	—
Sales return provision	(158)	—
Changes in:
Accounts receivable	(2,303)	(529)
Other receivables	—	(69)
Inventories	1,281	1,279
Deferred cost of goods sold	—	151
Prepaid expense and other current assets	(324)	(65)
Other assets	(264)	5
Accounts payable	(1,017)	1,053
Accrued expense	1,949	279
Deferred revenue	—	15
Deferred rent liability	51	(12)
Net cash used in operating activities	(37,190)	(31,970)
Investing activities
Proceeds from sales of property and equipment	—	185
Acquisition of property and equipment	(1,552)	(877)
Net cash used in investing activities	(1,552)	(692)
Financing activities
Repayment of capital lease	(97)	—
Proceeds from issuance of common stock from public offerings ($7,200 and $40,000 from a related party in 2018 and 2017, respectively), net of issuance costs	57,294	48,792
Proceeds from issuance of common stock through purchase agreements, net of issuance costs	3,106	—
Proceeds from issuance of common stock through ESPP	236	—
Costs associated with debt restructuring	—	(35)
Net cash provided by financing activities	60,539	48,757
Net increase in cash, cash equivalents, and restricted cash	21,797	16,095
Cash, cash equivalents, and restricted cash—beginning of period	25,961	9,866
Cash, cash equivalents, and restricted cash—end of period	$47,758	$25,961
Supplemental disclosures of cash flow information
Commitment fee for Purchase Agreement	$429	$411
Deferred revenue reduction (Note 3)	$1,638	$—
Sales return reserve (Note 3)	$778	$—
Deferred cost of goods sold reduction (Note 3)	$539	$—
Accrued distribution fees and managed care costs (Note 3)	$343	$—
Capital lease obligation	$360	$—
Accounts payable and accrued offering costs	$396	$—
Write off of debt issuance costs	$—	$107
Related party conversion of debt to Series A preferred stock	$—	$27,500
Treasury shares acquired	$—	$24
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
In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2018, the Company had $47.8 million in cash and cash equivalents ($0.5 million of which is restricted cash). The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of December 31, 2018 and 2017, the Company had an accumulated deficit of $519.9 million and $473.9 million, respectively. The Company's restructured Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. Based on its current business plan assumptions and expected cash burn rate, excluding potential share sales associated with its financing agreements discussed below, the Company believes that it has sufficient cash and cash equivalents to fund its current operations into the fourth quarter of 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
On January 7, 2018, as a component of management's plan to pursue additional financing, the Company entered into a common stock purchase agreement (the "First Purchase Agreement") with Aspire Capital Fund, LLC ("Aspire Capital") for the sale of up to $20.0 million of its common stock, as described in further detail in Note 11. The Company sold 1,250,868 shares in 2018 and received net proceeds of approximately $1.8 million. The First Purchase Agreement was terminated in June 2018.
On January 26, 2018, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (“FBR”), under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, shares of the Company’s common stock (the “Placement Shares”). FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with the Securities and Exchange Commission (the “SEC”) on October 4, 2017, and declared effective by the SEC on December 15, 2017, for the sale of up to $2.8 million of shares of the Company's common stock. As of the date of this report the Company has not sold any shares pursuant to the Sales Agreement.
The Company completed a public offering on April 26, 2018, for net proceeds of approximately $21.8 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of the Company's common stock for additional net proceeds of approximately $2.6 million.

On June 11, 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company's common stock (the "Purchase Shares") over the term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Second Purchase Agreement, is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on June 11, 2018. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00. Through December 31, 2018, the Company has issued 1,205,409 shares of common stock including the Initial Purchase Shares, for net proceeds of approximately $1.3 million.
The Company completed a public offering on November 16, 2018 for net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions of $2.7 million and offering expenses of $0.8 million. This offering also included 75,000,000 Series A warrants and 75,000,000 Series B warrants. The Series A warrants, if exercised at the exercise price of $0.60 per share prior to their expiration date of five years after issuance, could generate an additional $45.0 million before fees. The Series B warrants, if exercised at the exercise price of $0.48 per share prior to their expiration date of nine months after issuance, could generate $36.0 million before fees.
There is market uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement. The uncertainty regarding these financings, in addition to potential proceeds that may be realized from the November 16, 2018 warrants, makes our ability to provide enough cash to fund operations through and beyond the fourth quarter of 2019 unknown. If the Company was able to fully utilize the potential funding from the above Purchase Agreement, ATM Agreement, and warrant exercises, it would have enough cash to support operating requirements beyond the first quarter of 2020.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.
Basis of Presentation
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Change in Accounting Principle
On January 1, 2018, the Company adopted ASU 2014-09: Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company elected to use the modified retrospective approach for adoption. The Company had previously deferred recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer existed, which was once the Company received evidence that the product had been distributed to patients based on analysis of third-party information. Management has determined that the variable consideration associated with rebates, chargebacks and other discounts can continue to be estimated and that there are no return estimate constraints for which it is considered probable that a subsequent change in the estimate would result in a significant revenue reversal. Accordingly, the Company is no longer using the “sell through” approach to recognition and has accelerated the recognition of revenue upon sale to the distributor. The variable consideration associated with sales returns was estimated based on the probability weighted expected value approach. In connection with its adoption of ASC 606, the Company recorded a cumulative-effect adjustment to increase the accumulated deficit by a de minimis amount. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance."
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
Under the modified retrospective method of adoption, the Company is required to disclose the impact on its statement of operations, had it continued to follow the accounting policies under the previous revenue guidance. The Company estimates that the impact to revenues for the year ended December 31, 2018 would have been a decrease of approximately $0.7 million, and the impact to gross profit for the year ended December 31, 2018 would have been a decrease of $0.3 million, had there been no adoption of ASC 606. The impact to net loss for the year ended December 31, 2018 would have been a decrease of $0.3 million, and a decrease in the net loss per share by $0.01.
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
Significant Accounting Policies

Revenue Recognition
The majority of the Company’s revenue is generated from V-Go sales in the United States to third-party wholesalers and medical supply distributors that, in turn, sell this product to retail pharmacies or directly to patients. A portion of the Company's revenue is also generated from V-Go sales to international medical supply distributors. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To perform revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:
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

Revenue from product sales is recorded net of adjustments for managed care rebates, wholesale distributions fees, cash discounts, prompt pay discounts, and co-pay card redemptions, all of which are established at the time of sale. In order to prepare the consolidated financial statements, the company is required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:
• managed care and Medicare rebates, which are based on the estimated end user payor mix and related contractual rebates;
• distribution fees, prompt pay discounts and other discounts, which are recorded based on specified payment terms, and which vary by customer and other incentive programs; and
• Co-pay card redemption charges which are based on the net transaction costs of prescriptions filled via a company-subsidized card program and other incentive programs.

The Company believes its estimates related to managed care rebates and Medicare rebates, distribution fees, prompt pay and other discounts, and co-pay card redemption do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.
Return Reserve
The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the customers’ return rights and the Company's historical experience with returns and the amount of product sales in the distribution channel not consumed by patients and subject to return. The Company relies on historical return rates to estimate returns. In the future, as any of these factors and/or the history of product returns change, adjustments to the allowance for product returns will be reflected.
Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") or decision-making group in making decisions regarding resource allocation and assessing performance. The Company primarily generates its revenues in the United States, only has employees in the United States, and views its operations as one operating segment, as the CODM review financial information on a consolidated basis in making decisions regarding resource allocation and assessing performance. The Company also owns assets in China that are utilized by its contract manufacturer ("CMO") in the manufacture of the Company’s products.
Geographic information for property and equipment, net of accumulated depreciation at December 31, 2018 and 2017 is as follows:

	December 31,
(Dollars in thousands)	2018	2017
United States	$1,079	$751
China	5,018	4,718
Total property and equipment, net	$6,097	$5,469

Cash and cash equivalents
The Company considers investments and interest-bearing deposits with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, there was $47.3 million and $25.7 million, respectively, on deposit at banks in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. No losses have been experienced on such bank deposits, money market fund or notes. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The company noted the following cash and restricted cash balances as of December 31, 2018 and December 31, 2017:

	December 31,
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$47,290	$25,493
Restricted cash	468	468
Total cash, cash equivalents, and restricted cash	$47,758	$25,961
Restricted Cash
The Company held restricted cash of $0.5 million as of December 31, 2018 and 2017, respectively as part of its lease agreements. The amounts are included within cash and cash equivalents balance.
Major Customers and Concentration of Credit Risk
As discussed above, the Company ships product to third-party wholesalers and medical supply distributors that, in turn, sell product to retail pharmacies or directly to patients with diabetes.
Estimated revenue from significant customers as a percentage of the Company’s consolidated gross revenue was as follows:

	Year Ended December 31,
	2018	2017
McKesson Corporation	37.3%	38.3%
AmerisourceBergen Corporation	29.4%	28.0%
Cardinal Health	24.6%	24.6%
The Company’s three largest customers accounted for receivables in excess of ten percent of gross accounts receivable at December 31, 2018 and 2017:

	December 31,
	2018	2017
Amerisource Bergen Corporation	21.4%	32.3%
McKesson Corporation	43.6%	35.4%
Cardinal Health	17.8%	22.6%
The Company believes that these customers are of high credit quality and that the Company is not subject to unusual risk with respect to such customers, and generally does not require collateral.
The Company maintains an allowance for doubtful accounts that was a de minimis amount as of December 31, 2018 and 2017, respectively.
Major Vendors
The Company maintains a single vendor for production of all finished goods inventory. During the years ended December 31, 2018 and 2017, the Company had aggregate purchases from this vendor of $9.0 million and $7.9 million, respectively.

Inventories
Inventories consists of raw materials, work in process and finished goods, which are valued at the lower of cost or net realizable value. Cost is determined on a first in, first out ("FIFO"), basis and includes material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. Economic conditions, customer demand and changes in purchasing and distribution can affect the carrying value of inventory. As circumstances warrant, the Company records provisions for potentially obsolete or slow moving inventory and lower of cost or net realizable value inventory adjustments. In order to determine such adjustments, the Company evaluates the age, inventory turns, future sales forecasts and the estimated fair value of inventory.
Property and equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repairs are expensed when incurred.
Construction-in-Progress
Assets under construction at manufacturing and other facilities are capitalized as construction-in-progress. The cost of construction-in-progress comprises its purchase price and any costs directly attributable to bringing it into working condition for its intended use. Construction-in-progress amounts incurred at manufacturing facilities are presented as a separate asset within property and equipment. Construction-in-progress is not depreciated. Once the asset is complete and available for use, depreciation is commenced.
Impairment of Long-Lived Assets
Long-lived tangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment review process is based upon an estimate of future undiscounted cash flow. Factors the Company considers that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	significant negative industry or economic trends

•	significant technological changes, which would render equipment and manufacturing processes obsolete
Recoverability of assets that will continue to be used in the Company's operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. During the fourth quarter of 2017, the Company performed further analyses of the year-to-date results of operations, compared them with earlier projections and determined that revenues and cash flows from operations were lower than the previously planned amounts. As a result, the Company revised its long term projections of future cash flows, which triggered an impairment review. The impairment review evaluated the estimated future undiscounted cash flows related to specific asset groups and determined that certain long lived assets would require impairment (See Note 5). No additional impairments to long-lived assets were required during 2018.
Liability and Equity Classified Warrants
The Company accounts for certain warrant instruments as a derivative liability at fair value as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of other income (expense), until the earlier of their exercise or expiration or the completion of a liquidation event.
The Company accounts for additional warrant instruments issued in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. The value ascribed to these warrants is recorded as additional-paid-in-capital. Warrants classified as equity are initially measured at fair value, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity.

Income taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date (see 2017 amounts in Note 12 for impact of December 22, 2017 enacted "Tax Cuts and Jobs Act"). The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized. Changes in recognition and measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are included in income tax expense.
Research and development expenses
Research and development expenses are expensed as incurred and are primarily comprised of the following types of costs incurred in performing research and development activities:

•	contract services;

•	testing samples and supplies;

•	salaries and benefits; and

•	overhead and occupancy costs.
Advertising
Advertising costs, which include promotional expenses, are included in selling, general and administrative expenses in the consolidated statements of operations and are expensed as incurred. Advertising expenses were $10.6 million and $8.5 million for the years ended December 31, 2018 and 2017, respectively.
Share-based compensation
The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award.
The fair value of stock options on the date of grant is calculated using the Black Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of substantial company-specific historical volatility data of its common stock, the Company previously based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. In 2018, the Company began to use a blended rate, which included the Company's historical volatility together with this peer group of companies to calculate volatility.
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
Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments.
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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in "Leases (Topic 840)." Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements. The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-10 and No. 2018-11, Leases (ASC 842). ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-11 provides entities with an option of an additional transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if necessary. We elected the available practical expedients on adoption. In preparation for adoption of the standard, we have implemented internal controls to enable the preparation of financial information. The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of operations. The most significant impact will be the recognition of right of use assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged. The Company has evaluated the effect of the impact of the adoption of this standard and has determined the adoption will result in the recognition of additional right of use assets and lease liabilities of approximately $1.7 million for operating leases.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. The guidance will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments, such as warrants and convertible instruments, with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company has determined the impact of adopting this guidance will not be material.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 amends the FASB Accounting Standards Codification or ASC to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company has determined the impact of adopting this guidance will not be material.
On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company is currently evaluating the impact of adopting this standard.
Recently Adopted Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company elected the modified retrospective approach for adoption. The Company had previously deferred recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer existed, which was once the Company received evidence that the product had been distributed to patients based on analysis of third-party information. Upon adoption, management determined that the variable consideration associated with rebates, chargebacks and other discounts could be estimated and that there were no return estimate constraints for which it was considered probable that a subsequent change in the estimate would result in a significant revenue reversal under ASU 2014-9. Accordingly, the Company no longer utilized the “sell through” approach to recognition and accelerated the recognition of revenue upon sale to the distributor. The variable consideration associated with sales returns was estimated based on the probability weighted expected value approach. The Company adopted this accounting pronouncement on January 1, 2018. See table above in 'Change in Accounting Principle' for the impact on the Company's financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption did not have a material impact on the Company's financial statements.
In August 2016, the FASB issued ASU No. 2016 -15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments that addresses eight specific cash flow presentation and classification issues with the objective of reducing the existing diversity in practice. This amendment is effective for the Company in the fiscal year beginning after December 15, 2017, but early adoption is permissible. The Company's adoption of the standard did not have a material impact on the financial statements.

4. INVENTORY
Inventory, net consists of:

	December 31,
(Dollars in thousands)	2018	2017
Raw materials	$1,355	$1,368
Work in process	3,110	1,972
Finished goods	2,359	4,765
Total	$6,824	$8,105
We state inventories at the lower of first-in, first-out cost, or net realizable value. Stated inventories include material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at December 31, 2018 and 2017 were $0.2 million and $0.3 million, respectively.
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful lives (in years)	2018	2017
Machinery and equipment	5-10	$10,712	$10,552
Computers and software	3	2,017	1,382
Leasehold improvements	6-10	408	425
Office equipment	5	89	89
Furniture and fixtures	5	187	187
Construction in process		1,248	135
Total		14,661	12,770
Accumulated depreciation		(8,564)	(7,301)
Property and equipment, net		$6,097	$5,469
Depreciation expense for the years ended December 31, 2018 and 2017 was $1.3 million and $1.9 million respectively. For the year ended December 31, 2018 the Company recognized a loss of a de minimis amount on the disposal of equipment. For the year ended December 31, 2017, the Company received proceeds and recognized a gain of $0.2 million on the sale of property and equipment, which was previously written off or fully depreciated.
In 2017, the Company evaluated long-lived assets and deemed certain manufacturing lines in China to be impaired. Impairment expense for the year ended December 31, 2017 was $3.7 million.

6. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES
The Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2018	2017
Compensation	$3,766	$2,830
Returns Reserve	621	—
Marketing services	251	109
Distribution agreements and managed care costs	2,658	1,330
Professional fees	832	926
Franchise taxes	50	53
Travel expenses	114	157
Manufacturing expenses	132	260
Other accruals	427	133
Total accrued expenses and other current liabilities	$8,851	$5,798
7. DEBT
The Company had the following long-term debt, net of issuance costs outstanding:

	December 31,
(Dollars in thousands)	2018	2017
Senior secured debt	$25,000	$25,000
Payment-in-kind (PIK) interest	11,758	7,929
Issuance costs	(104)	(125)
Total senior secured debt, net	36,654	32,804
Other note payable	2,500	2,500
Payment-in-kind (PIK) interest	1,038	705
Total other note payable	3,538	3,205
Total debt	$40,192	$36,009
Senior Secured Debt
On May 23, 2013, the Company entered into the Term Loan of $50.0 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term (the “Term Loan” or the “Senior Secured Debt”). The Term Loan is secured by substantially all of the Company’s assets, including its material intellectual property. The Company later entered into a series of forbearance agreements to modify the Term Loan. The terms of the most recently executed amendment of the Term Loan agreement, dated February 9, 2017, bears interest at 11% per annum and allows the interest-only period of the Term Loan to extend to March 31, 2022, requires quarterly cash interest payments beginning June 30, 2019, extends the deadline for full payment under the Term Loan agreement to March 31, 2022 and brings the Company’s minimum covenant cash and cash equivalent requirements to $2.0 million. As of December 31, 2018, the Company was in compliance with the financial covenant in the restructured Term Loan agreement, as the Company held cash and cash equivalents of $47.8 million, which includes $0.5 million of restricted cash.
Other Note Payable
In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note (the "Other Note Payable") to WCAS Capital Partners IV, L.P., or WCAS. The Company later entered into a series of forbearance agreements to modify the WCAS note. The terms of the most recently executed amendment of the WCAS note, dated May 23, 2013, bears interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. No interest payments are required during the term of the loan. The Company may pay off the WCAS Note at any time without penalty.
On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. CRG and WCAS received 2,500,000 and 250,000 preferred shares, respectively. Concurrent with the debt restructure due to the public offering, the remaining principal balance of $2.5 million of the WCAS note was amended to decrease the interest rate to 10% per annum, payable entirely as PIK interest.

During the years ended December 31, 2018 and 2017, the Company incurred non-cash interest expense of $4.2 million and $4.4 million, respectively.

8. WARRANTS
Liability Classified Warrants
The Company issued 10,390 warrants to acquire shares of its common stock to the agents in the private placement offering that was conducted as part of the 2016 Merger (the “PPO”). The warrants have a term of five years. The warrants are accounted for as a derivative liability at fair value, as the warrant exercise price is subject to adjustment upon additional issuances of equity securities at a price per share lower than the exercise price of the warrants.
The fair value of the warrants at the date of issuance was $0.3 million. As of December 31, 2018 and December 31, 2017, the fair value of the warrants was estimated to be a de minimis amount based on the Black Scholes option pricing model. Key assumptions used to apply this model were as follows:

	May 3, 2016	December 31, 2017	December 31, 2018
Dividend yield	—	—	—
Expected volatility	80.0%	69.0%	92.5%
Risk-free rate of return	1.22%	2.20%	2.48%
Expected term (years)	5.0	3.3	2.3
Fair Value per share	$25.60	$0.09	$0.02
The activities of the liability classified common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2017	10,390	$16.22	3.3 years
Warrants exercised	—	—
Outstanding and exercisable—December 31, 2018	10,390	$0.44	2.3 years
During the years ended December 31, 2018 and December 31, 2017, the Company sold shares of its common stock in underwritten public offerings. Pursuant to the terms of the warrants issued, the exercise price of the warrants was reduced as a result of the offerings.
Equity Classified Warrants
On November 16, 2018, the Company completed a public offering of 75,000,000 shares of common stock at a purchase price of $0.48 per share and received aggregate net proceeds of approximately $32.5 million. Included in the purchase of each share of common stock was one Series A warrant and one Series B warrant. Each Series A warrant has an exercise price of $0.60. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $0.48. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance. As of December 31, 2018, no warrants have been exercised.
The activities of the equity classified common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2017	—	$—	—
Warrants issued in conjunction with public share offering	150,000,000	0.54	2.9 years
Warrants exercised	—	—	—
Outstanding and exercisable—December 31, 2018	150,000,000	$0.54	2.8 years

9. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, debt instruments and derivative liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2018 and 2017 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement. The Company’s derivative liabilities are classified within Level 3 because they are valued with an option pricing model, where certain inputs to the model are unobservable and reflect the Company’s assumptions as to what market participants would use.

10. RELATED PARTY TRANSACTIONS
On September 8, 2011, the Company issued the WCAS Note (see note 7). Certain affiliates of WCAS are also common stock shareholders as of December 31, 2018.
On May 23, 2013, the Company entered into the Term Loan with CRG (see note 7). CRG is also a common stock and preferred stock shareholder as of December 31, 2018.
On March 28, 2017, CRG participated in the Company's initial public offering of common stock, in which it acquired 4,000,000 shares for $40.0 million.
On November 16, 2018, CRG participated in the Company's public offering of common stock, and acquired 15,000,000 shares for $7.2 million. Concurrent with the acquisition of public stock, CRG acquired 15,000,000 Series A warrants and 15,000,000 Series B warrants.
CRG held an aggregate of 20,185,968 and 5,185,968 shares of the Company's common stock at December 31, 2018 and 2017, respectively.
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

11. STOCKHOLDERS’ EQUITY (DEFICIT)
The Company's capital structure consists of 300,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of blank check preferred stock.
On March 28, 2017, the Company closed its initial public offering of 5,250,000 shares of common stock at a purchase price of $10.00 per share, for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares, and as a result, CRG and WCAS received 2,500,000 and 250,000 of the Company's Series A Convertible Preferred Stock, respectively (see note 7).
On January 7, 2018, the Company entered into the First Purchase Agreement with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of the Company’s common stock (the "Purchase Shares") over the 30-month term of the Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company sold an aggregate of 1,250,868 shares of its common stock (which represents 19.99% of the Company’s outstanding shares of common stock on the date it entered into the First Purchase Agreement) and received net proceeds of $1.8 million. In 2017, the Company issued 125,000 shares of common stock issued to Aspire Capital as consideration for entering into the First Purchase Agreement. The First Purchase Agreement was terminated in June 2018.

On January 26, 2018, the Company entered into the Sales Agreement with B. Riley FBR (FBR) with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017. As of December 31, 2018, the Company has not sold any shares under this Sales Agreement.
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
In June 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company’s common stock (the "Purchase Shares") over the thirty month term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 263,852 shares of common stock issued to Aspire Capital as consideration for entering into the Purchase Agreement (the “Commitment Shares”) and the 791,557 shares purchased on the date of the agreement (the "Initial Purchase Shares"), is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on the date it entered into the Second Purchase Agreement. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00.
As of December 31, 2018, the Company has issued 1,205,409 shares of common stock under the Second Purchase Agreement, including the Initial Purchase Shares for net proceeds of approximately $1.3 million.
On November 16, 2018, the Company completed a public offering of 75,000,000 shares of common stock at a purchase price of $0.48 per share and received aggregate net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions of $2.7 million and offering expenses of $0.8 million. Included in the purchase of each share of common stock was one Series A warrant and one Series B warrant. Each Series A warrant has an exercise price of $0.60. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $0.48. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance.
On December 31, 2018, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market because our minimum bid price was less than $1.00 per share for 30 consecutive business days. The notification letter provided that the Company had 180 calendar days, or until July 1, 2019 to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company's common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 1, 2019, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.
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
Equity Compensation Plans
Total stock-based compensation expense related to stock options, restricted stock, and the employee stock purchase program was $4.1 million and $5.6 million for the year ended December 31, 2018 and 2017, respectively, and classified in the consolidated statements of operations as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Cost of goods sold	$108	$203
Research and development expenses	792	1,425
General and administrative expenses	3,157	3,955
Total share-based compensation	$4,057	$5,583
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
The Company recognized $0.1 million of compensation expense for the years ended December 31, 2018 and December 31, 2017.
Shares of the Company's common stock will be offered for purchase under the ESPP through a series of successive offering periods. Each offering period will be comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant will be granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period. As of December 31, 2018 purchase rights of 154,379 shares have been requested and 154,379 shares have been granted under the ESPP. At December 31, 2017, no purchase rights had been requested and no shares had been granted under the ESPP.

In the fourth quarter of 2018, the Company suspended the Employee Stock Purchase Plan. The Company will be refunding all remaining employee withholding pertaining to the ESPP. Amounts to be refunded to employees are included in accrued expense and other current liabilities at December 31, 2018.
2016 Employee Equity Compensation Plan
The Company's 2016 Equity Incentive Compensation plan (the “2016 Plan”) was established concurrently with the 2016 Merger on May 3, 2016. The 2016 Plan permits the Company to grant cash, stock and stock-based awards to its employees, consultants and directors. The 2016 Plan includes (i) the discretionary grant program under which eligible persons may be granted options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, or stock appreciation rights, or SARs; (ii) the stock issuance program under which eligible persons may be issued direct stock, restricted stock awards, restricted stock units, performance shares or other stock-based awards; and (iii) the incentive bonus program under which eligible persons may be issued performance unit awards, dividend equivalent rights or cash incentive awards. The Company initially had 2,116,004 shares available for issuance under the 2016 Plan. In July, 2018 the Company's shareholders approved an amendment to the 2016 plan resulting in 8,000,000 shares being available for issuance. At December 31, 2018, an aggregate of 647,003 shares are available for issuance.
The options generally vest over a period of two to four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the date the option was granted. The restricted stock awards vest on the first, second and third anniversaries of the original grant date. The Company recognizes compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
Stock Options
2016 Employee Equity Compensation Plan stock option activity for the year ended December 31, 2018 and 2017 was as follows:

	Shares	Weighted- average exercise price	Weighted- average contractual life	Aggregate intrinsic value (dollars in thousands)
Options outstanding at December 31, 2016	252,850	$40.16	9.41 years	$37
Granted	1,452,550	7.11	—	91
Forfeited / Cancelled	(43,650)	—	—	—
Options outstanding at December 31, 2017	1,661,750	$11.96	9.12 years	$75
Granted	5,799,595	0.65	—	—
Forfeited / Cancelled	(96,006)	6.16	—	—
Options outstanding at December 31, 2018	7,365,339	$3.13	9.44 years	$—
Options vested and exercisable as of December 31, 2018	1,057,817	13.33	8.01 years	—
Options vested and expected to vest as of December 31, 2018	7,365,339	$3.13	9.44 years	$—
Share based compensation related to options issued under 2016 Plan was $4.0 million and $3.9 million for the years ended December 31, 2018 and 2017, respectively. The weighted average grant date fair value of options granted under the 2016 Plan during the years ended December 31, 2018 and 2017 was $0.49 and $4.39, respectively. The total grant date fair value of options that vested during both the years ended December 31, 2018 and 2017 was $4.0 million and $4.7 million, respectively. There have been no option exercises under the 2016 Plan. As of December 31, 2018 there remained $5.6 million of unrecognized share-based compensation expense related to unvested stock options issued under the 2016 Plan to be recognized as expense over a weighted average period of 1.70 years.
The fair value of the options at the date of issuance was estimated based on the Black Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	Weighted Average on Grant Date
	2018	2017
Dividend yield	—	—
Expected volatility	92.54%	69.01%
Risk-free rate of return	2.87%	2.05%
Expected term (years)	5.75	5.82
Fair Value per share	$0.49	$4.39
Restricted Stock
No shares of restricted stock were granted in 2018. Shares of restricted stock were granted to third party consultants during 2017 as compensation for services rendered to the Company. The shares vested upon completion of seven months in service to the Company.
Restricted stock award activity for the year ended December 31, 2018 is as follows:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	48,637
Awards granted	30,000
Awards vested and issued	(47,658)
Awards forfeited	(979)
Non-vested awards outstanding at December 31, 2017	30,000
Awards granted	—
Awards vested and issued	(30,000)
Awards forfeited	—
Non-vested awards outstanding at December 31, 2018	—
Share based compensation related to restricted stock issued under 2016 Plan was a de minimis amount and $1.7 million for the years ended December 31, 2018 and 2017, respectively. The fair value of the restricted stock on the date of issuance granted during 2017 was estimated to be $0.1 million, and there is no remaining unrecognized compensation related to these awards at December 31, 2018. The non-vested awards outstanding were not issued under the 2016 Plan.
12. INCOME TAXES
Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of the following:

	Year ended December 31,
(Dollars in thousands)	2018	2017
Computed “expected” tax expense	$(9,645)	$(16,758)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance	12,511	(40,114)
State taxes, net of federal benefit	(2,780)	607
Federal research and development credits	(91)	(236)
Change in Federal Tax Rate		56,105
Other, net	5	396
Total income tax expense/(benefit)	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Intangible assets	$744	$916
Net operating loss carryforwards	93,397	82,069
Federal and state credit carryforwards	2,860	2,664
Plant and equipment, due to depreciation and impairment	146	182
Inventory reserves	44	219
Non-deductible interest	2,182	1,357
Capitalized R&D	5,804	5,361
Other deductible temporary differences	1,925	1,823
Total gross deferred tax assets	107,102	94,591
Less valuation allowance	(107,102)	(94,591)
Net deferred tax assets	$—	$—
At December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of $425.3 million which are available to offset future federal taxable income, if any. The federal net operating losses generated prior to January 1, 2018 begin to expire in 2028. Net operating losses generated after January 1,2018 will be limited when utilized but have an unlimited carryforward period. The Company had net operating loss carryforwards for state income tax purposes of $72.2 million which are available to offset future state taxable income, if any. The state net operating losses begin to expire in 2027.
Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company is in process to complete a study in 2019 to determine whether a change in control has occurred or whether there have been multiple changes in control since December 31, 2014. If the Company has experienced a change of control, as defined by Section 382, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.
The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $107.1 million and $94.6 million, respectively. The net change in the total valuation allowance was an increase of $12.5 million in 2018 and a decrease of $40.0 million in 2017. The valuation allowance is primarily related to net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that a full valuation allowance is necessary at December 31, 2018.
The Company did not have any unrecognized tax benefits at December 31, 2018 and 2017.
The statute of limitations for assessment by the Internal Revenue Service, or the IRS, and state tax authorities is closed for tax years prior to December 31, 2015 for federal tax purposes and for years prior to December 31, 2015 or 2014 for state tax purposes, although carryforward attributes that were generated in years prior to 2015 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress.

In December 2015, U.S. legislation was enacted to permanently reinstate the Research & Development tax credit (R&D tax credit) which had expired on December 31, 2014. In 2018 and 2017, the Company recorded a benefit of approximately $91,000 and $236,000, respectively, for the 2018 R&D Credit.
The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2018 the Company did not have any repatriation of foreign income, therefore we recognized a provisional amount of $0.

As of December 31, 2018, the Company has completed its accounting for all of the tax effects of the enactment of the Act, including the effects on its existing deferred tax balances and the one-time transition tax. The Company has not recognized any material adjustment to the provisional tax expense estimate previously recorded related to the Act. As of December 31, 2017 the provisional amount recorded related to the re-measurement of the Company's deferred tax balance was a tax expense of $56 million which was fully offset with a valuation allowance against the Company's deferred taxes.

13. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution retirement plan for employees pursuant to Section 401(k) of the Internal Revenue Code under which eligible employees can defer a portion of their annual compensation. The Company provides an annual matching contribution based on a percentage of the employee’s contributions. The Company recorded an expense for the matching contributions to the plan for the years ended December 31, 2018 and 2017 of $0.4 million and $0.2 million, respectively.
14. NET LOSS PER SHARE
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2018 and 2017 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
During the year ended December 31, 2017, the Company issued shares of its Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding at December 31, 2018 and 2017 were not included in the computation of common shares for the years then ended.

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Stock options	7,365,339	1,661,750
Derivative liability warrants	10,390	10,390
Equity classified warrants	150,000,000	—
Restricted stock	—	30,000
Preferred stock	2,750,000	2,750,000
Employee Stock Purchase Program	—	36,738
Total	160,125,729	4,488,878
15. COMMITMENTS AND CONTINGENCIES
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

During 2018, we received an offer from Roche to license its US Patent No. 6,736,795 (the ‘795 patent), which expires on September 23, 2020 and that is alleged to cover our V-Go product.  We do not believe the ‘795 patent to be valid, infringed, and/or enforceable and therefore we do not view Roche’s allegation as having merit. We also understand that Roche has never practiced the ‘795 Patent and Roche permitted the European equivalent patent to lapse.  Accordingly, we declined Roche’s offer of a license to the ‘795 patent, and on January 24, 2019, we filed two Inter Partes Review petitions, which included three previously unconsidered prior art references, with the Patent Trial and Appeal Board, or PTAB.  In response, in late February 2019, Roche filed a proceeding in federal court in Delaware seeking an unspecified amount of damages and potential injunctive relief.  The PTAB is expected to issue its preliminary findings by July 24, 2019.  Although we cannot guarantee the outcome of this matter, based on our review, we have determined that we have a number of defenses and we intend to defend ourselves vigorously against any allegations of patent infringement, which we believe are without merit.
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
Rental expense under operating leases amounted to $0.6 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively.
Capital Lease
In January and November 2018, the Company executed capital leases with Winthrop Resources Corporation ("Winthrop") for laptops and other electronic equipment. The initial term of the two leases expire in 2021, then continues year to year until terminated. At the end of the initial term, the Company has the option to purchase the leased equipment in whole for a mutually agreed upon price. The assets under this capital lease were recorded at the present value of the minimum lease payments, which amounted to $0.4 million upon commencement and is depreciated over the term of the lease. The Company is obligated to pay $0.1 million interest expense under the capital lease. Depreciation expense for assets under the capital leases amounted to less than $0.1 million as of December 31, 2018. There was no depreciation expense related to capital leases in 2017. The carrying value of the asset at December 31, 2018 was $0.3 million.
At December 31, 2018, the Company had the following minimum lease commitments:

(Dollars in thousands)
Year Ended December 31:
2019	$568
2020	554
2021	433
2022	436
2023	355
2024	22
Total	$2,368
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
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of December 31, 2018 and 2017, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in the V-Go or any current products under development.
16. SUBSEQUENT EVENTS
The Company evaluates events that have occurred after the financial statement date but before the consolidated financial statements are issued. Based upon the evaluation, the Company identified the following subsequent event that would require adjustment or disclosure in the consolidated financial statements other than disclosed:
On February 12, 2019 the Board approved to have included at the annual shareholder meeting a resolution for the shareholders to approve an amendment to effect a reverse stock split ratio range, with the exact ratio for the Board to subsequently determine.

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
Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2018, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework), or the 2013 Framework. Based on management's assessment, the Company's management believes that, as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.

Changes in internal control over financial reporting.

During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related-Party Transactions and Director Independence.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of May 3, 2016, by and among the Registrant, Valeritas Acquisition Corp. and Valeritas, Inc. (Incorporated by reference, Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference, Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.2
Certificate of Merger of Valeritas Acquisition Corp. with and into Valeritas, Inc., filed May 3, 2016. (Incorporated by reference, Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference, Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

3.4
Form of Certificate of Designation of Series A Convertible Preferred Stock of Valeritas Holdings, Inc. (Incorporated by reference, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed March 13, 2017)

3.6
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference, Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed March 13, 2017)

4.2
Registration Rights Agreement, dated as of June 11, 2018, by and between the Registrant and Aspire Capital (Incorporated by reference, Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑226018), filed June 29, 2018)

4.3	Form of Series A Warrant (Incorporated by reference, Exhibit 4.3 to the Registrant's Registration Statement on Form S-1/A (File No. 333-226958), filed November 13, 2018)
4.4	Form of Series B Warrant (Incorporated by reference, Exhibit 4.4 to the Registrant's Registration Statement on Form S-1/A (File No. 333-226958), filed November 13, 2018)
4.5	Form of Warrant Agency Agreement (Incorporated by reference, Exhibit 4.5 to the Registrant's Registration Statement on Form S-1/A (File No. 333-226958), filed November 15, 2018)

10.1
Split-Off Agreement, dated as of May 3, 2016, by and among the Registrant, CYGM Operating Corp. and Leisa Swanson (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.2
General Release Agreement, dated as of May 3, 2016, by and among the Registrant, CYGM Operating Corp. and Leisa Swanson (Incorporated by reference, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.3
Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (Incorporated by reference, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.4
Form of Lock-Up and No Short Selling Agreement for 80% of shares held prior to the 2016 Merger, by and between the Registrant and certain shareholders (Incorporated by reference, Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 333-198807), filed February 21, 2017)

10.5
Form of Subscription Agreement between the Registrant and the investors party thereto (Incorporated by reference, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.6	Form of Placement Agent Warrant for common stock of the Registrant (Incorporated by reference, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 3, 2016)

10.7	Form of Registration Rights Agreement (Incorporated by reference, Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.8†	The Registrant’s 2016 Equity Incentive Plan (Incorporated by reference, Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.8.1†	Amendment to the Registrant’s 2016 Equity Incentive Plan (Incorporated by reference, Exhibit 10.8.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-222454), filed January 8, 2018)

10.9†	Form of Stock Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference, Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.10
Term Loan Agreement, dated May 24, 2013, by and between Valeritas, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, and the guarantors party thereto (Incorporated by reference, Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.11
Amended and Restated Term Loan Agreement, dated August 5, 2014, among Valeritas, Inc., as borrower, Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, and the guarantors party thereto (Incorporated by reference, Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.12
Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016, by and between Valeritas, Inc., a borrower, Valeritas Holdings, Inc., as Guarantor, Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Parallel Investment Opportunities Partners II L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P., Capital Royalty Partners II (Cayman) L.P., as lenders, and the guarantors party thereto (Incorporated by reference, Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.13
Joinder Agreement to Second Amended and Restated Term Loan Agreement, dated as of May 3, 2016, in favor of Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Parallel Investment Opportunities Partners II L.P., Capital Royalty Partners II (Cayman) L.P., and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P., as the Secured Parties, and Capital Royalty Partners II L.P., as Control Agent (Incorporated by reference, Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.14
Limited Forbearance Agreement, dated May 18, 2015, by and between the Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II- Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.15
Amendment No. 1 to Limited Forbearance Agreement, dated September 28, 2015, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.16
Amendment No. 2 to Limited Forbearance Agreement, dated November 13, 2015, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.17
Amendment No. 3 to Limited Forbearance Agreement, dated December 21, 2015, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.18
Amendment No. 4 to Limited Forbearance Agreement, dated January 29, 2016, by and among Valeritas, Inc., Valeritas Holdings, LLC, Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.19
Amendment No. 5 to Limited Forbearance Agreement, dated March 25, 2016, by and among Valeritas, Inc., Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.20
Amendment No. 6 to Limited Forbearance Agreement, dated April 30, 2016, by and among Valeritas, Inc. and Valeritas Security Corporation, as Guarantor and the undersigned Lenders. (Incorporated by reference, Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.21
Termination of Forbearance Agreement, dated May 3, 2016, by and among Valeritas, Inc., Valeritas Security Corporation, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. (Incorporated by reference, Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.22
Lease, dated October 20, 2009, by and between Valeritas, Inc. and BTCT Associates, L.L.C., as amended on January 17, 2013, in respect of the building located at 750 Route 202, Bridgewater, New Jersey 08807 (Incorporated by reference, Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.23
Lease, dated December 22, 2006, by and among Valeritas, LLC, The Taming of the Shrewsbury, LLC, O’Neill Partners, LLC and Chanski, LLC, as amended on April 24, 2009, in respect of the building located at 800 Boston Turnpike, Shrewsbury, Massachusetts 01545 (Incorporated by reference, Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.24
Promissory Note, dated September 8, 2011, issued by Valeritas, Inc. to WCAS Capital Partners IV, L.P., in the original principal amount of $5,000,000, by Amendment No. 1 to Note, dated May 24, 2013. (Incorporated by reference, Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.25
Amendment No. 1 to Note, dated May 24, 2013, by and between WCAS Capital Partners IV, LP and Valeritas, Inc. (Incorporated by reference, Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-222454), filed January 8, 2018)

10.26
Amended and Restated Note, dated May 3, 2016, by and between WCAS Capital Partners IV, LP and Valeritas, Inc. (Incorporated by reference, Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No. 333-222454), filed January 8, 2018)

10.27†
Employment Agreement, dated May 3, 2016, by and between Valeritas, Inc. and John E. Timberlake. (Incorporated by reference, Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (File No. 333-222454), filed January 8, 2018)

10.28†
Employment Agreement, dated December 20, 2016, by and between Valeritas, Inc. and Matthew Nguyen (Incorporated by reference, Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 333-198807), filed February 21, 2017)

10.29†
Employment Agreement, dated March 4, 2015, by and between Valeritas, Inc. and Geoffrey Jenkins (Incorporated by reference, Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.30†
Employment Agreement, dated February 19, 2016, by and between Valeritas, Inc. and Mark Conley (Incorporated by reference, Exhibit 10.27 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed May 9, 2016)

10.31†
Employment Agreement, dated August 29, 2016, by and between Valeritas, Inc. and Erick J. Lucera Employment Agreement, dated December 20, 2016, by and between Valeritas, Inc. and Matthew Nguyen (Incorporated by reference, Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 333-198807), filed February 21, 2017)

10.32†
Separation and Consulting Services Agreement, dated February 21, 2016, by and between Valeritas, Inc. and Kristine Peterson (Incorporated by reference, Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 (File No. 333-222454), filed January 8, 2018)

10.33†	Valeritas Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38038), filed June 9, 2017)
10.34†	Form of Indemnification Agreement (Incorporated by reference, Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (File No. 333-222454), filed January 8, 2018)

10.35
Series A Preferred Stock Purchase Agreement, dated as of February 14, 2017, by and among the Registrant, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. and WCAS Capital Partners IV, LP (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

10.36
Registration Rights Agreement, dated as of February 14, 2017, by and among the Registrant, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. and WCAS Capital Partners IV, LP (Incorporated by reference, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

10.37
Amendment No. 1 to Second Amended and Restated Term Loan Agreement, dated as of February 9, 2017, by and among the Company, Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II, L.P., Capital Royalty Partners II-Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II-Parallel Fund “B” (Cayman) L.P. and WCAS Capital Partners IV, LP (Incorporated by reference, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-198807), filed February 21, 2017)

10.38
Office Lease Agreement dated as of May 10, 2017, by and among the Company and RFP Lincoln 293, LLC (Incorporated by reference, Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38038), filed May 12, 2017)

10.39
Common Stock Purchase Agreement, dated as of January 7, 2018, by and between the Registrant and Aspire Capital (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38038), filed January 8, 2018)

10.40
Amendment to 2016 Equity Incentive Plan, dated as of December 5, 2017. (Incorporated by reference, Exhibit 10.1 to the Registrant's Current Report on Form8-K (File No. 001-38038), filed December 7, 2017)

10.41
Employment Agreement, dated January 8, 2018, by and between Valeritas, Inc. and Joseph Saldanha (Incorporated by reference, Exhibit 10.41 to Registrant's Registration Statement on Form S-1 (File No. 333-223903), filed March 26, 2018)

10.42
Common Stock Purchase Agreement, dated June 11, 2018 between the Registrant and Aspire Capital Fund, LLC (Incorporated by reference, Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (File No. 333-226018), filed June 29, 2018)

10.43 †	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference, Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-226305), filed July 23, 2018)

10.44 †	Valeritas Holdings, Inc. Form of 2018 Inducement Plan (Incorporated by reference, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 12, 2018)
10.45 †
Valeritas Holdings, Inc. 2018 Inducement Plan, Form of Stock Option Grant Notice and Option Agreement (Incorporated by reference, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 12, 2018)

21.1	Subsidiaries of the Registrant (Incorporated by reference, Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-22454), filed January 8, 2018)

23.1**	Consent of Friedman LLP

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2**	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERITAS HOLDINGS INC.

Date: March 5, 2019	By:	/s/ John E. Timberlake
John E. Timberlake
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Timberlake	President, Chief Executive Officer and Director	March 5, 2019
John E. Timberlake	(Principal Executive Officer)

/s/ Erick Lucera	Chief Financial Officer	March 5, 2019
Erick Lucera	(Principal Financial Officer)

/s/ Mark Conley	Vice President, Corporate Controller and Treasurer	March 5, 2019
Mark Conley	(Principal Accounting Officer)

/s/ Katherine Crothall, Ph.D.	Director	March 5, 2019
Katherine Crothall, Ph.D.

/s/ Luke Düster	Director	March 5, 2019
Luke Düster

/s/ Joe Mandato, DM	Director	March 5, 2019
Joe Mandato, DM

/s/ Rodney Altman, MD	Director	March 5, 2019
Rodney Altman, MD

/s/ Peter Devlin	Director	March 5, 2019
Peter Devlin

/s/ Brian K. Roberts	Director	March 5, 2019
Brian K. Roberts