Form 10-Q
period 2019-03-31
Valeritas Holdings Inc.
filed 2019-05-09
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VLRX	Nasdaq Capital Market
The number of shares outstanding of the registrant's common stock as of May 3, 2019 was 106,182,336.

EAST\166387686.5

VALERITAS HOLDINGS, INC.

EAST\166387686.5                 2

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

EAST\166387686.5                 3

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$36,739	$47,758
Accounts receivable, net	5,720	6,294
Inventories, net	7,779	6,824
Prepaid expense and other current assets	787	1,200
Total current assets	51,025	62,076
Property and equipment, net	6,744	6,097
Right-of-use assets	1,502	—
Other assets	321	447
Total assets	$59,592	$68,620
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,502	$4,916
Accrued expense and other current liabilities	9,480	8,851
Current portion of operating lease obligations	281	—
Current portion of financing lease obligations	128	123
Total current liabilities	15,391	13,890
Long-term debt, net (related parties)	41,298	40,192
Operating long-term lease obligations	1,330	—
Deferred rent	—	109
Financing lease liabilities	106	140
Total liabilities	58,125	54,331
Commitments and contingencies
Stockholders' equity
Convertible preferred stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2019; 2,750,000 shares issued and outstanding at March 31, 2019 and December 31, 2018. (aggregate liquidation value of $31,961 and $31,411 at March 31, 2019 and December 31, 2018, respectively)	3	3
Common stock, $0.001 par value, 300,000,000 shares authorized; 102,180,564 shares issued and 102,172,710 outstanding at March 31, 2019 and 99,956,291 shares issued and 99,948,437 shares outstanding at December 31, 2018.	102	100
Additional paid-in capital	535,941	534,081
Accumulated deficit	(534,555)	(519,871)
Treasury stock, at cost (7,854 shares)	(24)	(24)
Total stockholders' equity	1,467	14,289
Total liabilities and stockholders' equity	$59,592	$68,620
See accompanying notes to unaudited condensed consolidated financial statements.

EAST\166387686.5                 4

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue, net	$6,403	$6,081
Cost of goods sold	3,358	3,184
Gross margin	3,045	2,897
Operating expense:
Research and development	1,670	2,064
Selling, general and administrative	15,251	11,465
Total operating expense	16,921	13,529
Operating loss	(13,876)	(10,632)
Other income (expense), net:
Interest expense, net	(861)	(939)
Other expense	—	(3)
Other income	53	—
Total other income (expense), net	(808)	(942)
Loss before income taxes	(14,684)	(11,574)
Provision for income taxes	—	—
Net loss	$(14,684)	$(11,574)
Preferred stock dividend	$(550)	$(550)
Net loss attributable to common stockholders	$(15,234)	$(12,124)
Net loss per share of common shares outstanding - basic and diluted	$(0.15)	$(1.72)
Weighted average common shares outstanding - basic and diluted	100,301,741	7,042,012
See accompanying notes to unaudited condensed consolidated financial statements.

EAST\166387686.5                 5

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity / (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance-December 31, 2018	2,750,000	$3	99,948,437	$100	7,854	$(24)	$534,081	$(519,871)	$14,289
Share-based compensation	—	—	—	—	—	—	1,069	—	1,069
Issuance of common stock through the sales agreement, net of fees	—	—	2,182,350	2	—	—	771	—	773
Issuance of common stock with exercise of Series B Warrants	—	—	41,923	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	(14,684)	(14,684)
Balance- March 31, 2019	2,750,000	$3	102,172,710	$102	7,854	$(24)	$535,941	$(534,555)	$1,467

	Three Months Ended March 31, 2018
	Preferred Stock		Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance-December 31, 2017	2,750,000	$3	7,007,782	$7	7,854	$(24)	$469,877	$(473,921)	$(4,058)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation	—	—	—	—	—	—	1,029	—	1,029
Restricted shares vested	—	—	30,000	—	—	—	—	—	—
Issuance of common stock as a result of Employee Stock Purchase Program	—	—	55,087	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(11,574)	(11,574)
Balance-March 31, 2018	2,750,000	$3	7,092,869	$7	7,854	$(24)	$471,043	$(485,516)	$(14,487)

See accompanying notes to unaudited condensed consolidated financial statements.

EAST\166387686.5                 6

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(14,684)	$(11,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309	334
Amortization of financing costs	6	4
Noncash interest expense	1,100	987
Share-based compensation expense	1,069	1,029
Obsolete inventory reserve	230	87
Sales return provision	82	(17)
Changes in:
Accounts receivable	574	(33)
Inventories	(1,185)	(133)
Prepaid expense and other current assets	413	(128)
Other assets	126	(9)
Accounts payable	234	(1,382)
Accrued expense	547	(607)
Deferred rent liability	—	29
Net cash used in operating activities	(11,179)	(11,413)
Investing activities
Acquisition of property and equipment	(604)	(198)
Net cash used in investing activities	(604)	(198)
Financing activities
Repayment of capital lease	(29)	(20)
Proceeds from issuance of common stock and exercise of warrants net of fees	793	—
Proceeds from issuance of common stock through ESPP	—	137
Net cash provided by financing activities	764	117
Net decrease in cash and cash equivalents	(11,019)	(11,494)
Cash and cash equivalents-beginning of period	47,758	25,961
Cash and cash equivalents-end of period	$36,739	14,467
Supplemental disclosures of cash flow information
Right-of-use assets	$1,566	$—
Operating lease liability	$1,675	$—
Deferred rent	$109	$—
Deferred revenue reduction	$—	$1,638
Sales return reserve	$—	$778
Deferred cost of goods sold reduction	$—	$539
Accrued distribution fees and managed care costs	$—	$343
Capital lease obligation	$—	$315
Accrued offering costs	$—	$95
Noncash investing and financing
Property and equipment additions included in accounts payable	$352	$—
See accompanying notes to unaudited condensed financial statements.

EAST\166387686.5                 7

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses each year since inception, and has experienced negative cash flows from operations in each year since inception. As of March 31, 2019, the Company had $36.7 million in cash and cash equivalents ($0.5 million of which is restricted cash) and has an accumulated deficit of $534.6 million. The Company's Term Loan includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. Based on its current business plan assumptions and expected cash burn rate, excluding potential share sales associated with its financing agreements discussed below, the Company believes that it has sufficient cash and cash equivalents to fund its current operations into the fourth quarter of 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On June 11, 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company's common stock (the "Purchase Shares") over the term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Second Purchase Agreement, is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on June 11, 2018.  In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00. Through March 31, 2019, the Company has issued an aggregate of 1,205,409 shares of its common stock to Aspire Capital under the Second Purchase Agreement and received net proceeds of $1.3 million pursuant to the Purchase Agreement, all of which were issued during 2018 (including 263,852 shares issued as a commitment fee). Unless the Company's stockholders approve Proposal Two in its 2019 Proxy Statement (Pursuant to NASDAQ listing rules

EAST\166387686.5                 8

5635(B) and 5635(D), of the potential issuance of additional shares of its common stock to Aspire Capital), the Exchange Cap will limit the number of additional shares the Company can sell to Aspire Capital to 3,520,974 shares.

On January 26, 2018, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, shares of the Company’s common stock (the “Placement Shares”). FBR has the option to decline any sales orders at its discretion. Sales of the Placement Shares, if any, will be made pursuant to the terms of the Sales Agreement and a prospectus supplement, dated March 22, 2019, to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-220799), which was filed with the Securities and Exchange Commission (“SEC”) on October 4, 2017, and declared effective by the SEC on December 15, 2017, which provides for the sale and issuance of up to approximately $10.3 million of Placement Shares. During the three months ended March 31, 2019 the Company sold 2,182,350 shares at an average $0.38 per share and received net proceeds of $0.8 million.

The Company completed a public offering on November 16, 2018 for net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions of $2.7 million and offering expenses of $0.8 million. This offering also included 75,000,000 Series A warrants and 75,000,000 Series B warrants. The Series A warrants, if exercised at the exercise price of $0.60 per share prior to their expiration date of five years after issuance, could generate an additional $45.0 million before fees. The Series B warrants, if exercised at the exercise price of $0.48 per share prior to their expiration date of nine months after issuance, could generate $36.0 million before fees. As of March 31, 2019 a total of 41,923 Series B warrants were exercised at $0.48 per share for de minimis net proceeds.

There is market uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement. The uncertainty regarding these financings, in addition to potential proceeds that may be realized from the November 16, 2018 warrants, makes our ability to provide enough cash to fund operations through and beyond the fourth quarter of 2019 unknown.

The Company is actively pursuing additional sources of financing to fund its operations. However, the Company can provide no assurances that additional financings will be consummated on acceptable terms, or at all. If the Company is unable to effect a sufficient financing or capital raise, there could be a material adverse effect on the Company.

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

In the 2019 Proxy Statement the Company submitted a proposal to its stockholders for approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by its board of directors.   The Company’s board of directors has unanimously approved and declared advisable the reverse stock split of all outstanding shares of the Company's common stock, in order to, among other reasons, assist the Company’s potential capital-raising efforts. In addition, as outlined in the risk factors section of this document, the Company must meet minimum price conditions per the Nasdaq Capital Market listing requirements. On December 31, 2018 the Company received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market, indicating that they were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market because the minimum bid price was less than $1.00 per share for 30 consecutive business days. The precise ratio of the proposed reverse stock split shall be a whole number within this range, determined in the sole discretion of its board of directors.  It is expected that such determination, if any, shall occur at some time during the second quarter ending June 30, 2019, provided, however, that the Company's stockholders are being asked to provide the Company’s board of directors with the discretion to effect the reverse stock split at any time up to and including December 31, 2019. Although the Company anticipates, assuming stockholder approval is received, that it will effect the reverse stock split during the second quarter of 2019, the Company cannot predict the timing of any such reverse stock split, and further cannot predict the effect that such reverse stock split would have upon the market price of its common stock following the reverse stock split. Although the reverse stock split will increase the Company’s trading price in inverse proportion to the ratio of the reverse stock split at such time as it may be effected, the trading price of the Company’s common stock may change following the reverse stock split due to a variety of other factors, including its operating results and other factors related to the business and general market conditions.

3. Basis of Presentation and Significant Accounting Policies

EAST\166387686.5                 9

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company's annual consolidated financial statements included within the Company's Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 6, 2019.
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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 may not be indicative of results for the full year.
Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Change in Accounting Principle
On January 1, 2018, the Company adopted ASU 2014-09: Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers (See Note 4).

The Company adopted Accounting Standards Codification 842, Leases ("ASC 842") in the first quarter of 2019. As a result the Company updated its significant accounting policies for leases below. Refer to Note 11 for additional information related to the Company's lease arrangements and the impact of the adoption of ASC 842 on the Company's condensed consolidated financial statements.
Leases
The Company has two leased buildings in Bridgewater, New Jersey and Marlborough, Massachusetts, that are classified as operating lease right-of use ("ROU") assets and operating lease liabilities in the Company's condensed consolidated balance sheet. Finance (capital) leases are included in property and equipment.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.
The Company estimates its incremental borrowing rate for its leases using a portfolio approach based on the respective weighted average term of the agreements. The estimation considers the market rates of the Company's outstanding collateralized borrowings and rates of external outstanding borrowings including market comparisons.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expenses, while interest expense for finance leases is recognized using the effective interest method.
The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The Company's accounting for finance (capital) leases remained substantially unchanged.

EAST\166387686.5                 10

Adoption of this standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases and had the following impact to the reported results as of December 31, 2018 on our condensed consolidated financial statements:

	As Reported		Adjusted
Consolidated State of Financial Condition	December 31, 2018	New Lease Standard Adjustment	January 1, 2019

Right-of-use assets	—	1,566	1,566
Current portion of operating lease obligations	—	272	272
Operating lease long term lease obligations	—	1,403	1,403
Current portion of financing lease obligations	123	—	123
Deferred rent	109	(109)	—
Financing lease liabilities	140	—	140
Significant Accounting Policies
Aside from the adoption of ASU 2016-02, as described above, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in Valeritas Holdings, Inc.'s 2018 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2018.
Recently Issued Accounting Standards Not Yet Adopted

On August 28, 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company is currently evaluating the impact of adopting this standard.
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
Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The Company has evaluated the effect of the impact of the adoption of this standard. Please see above for detailed disclosure of the impact.

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

EAST\166387686.5                 11

complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has determined the impact of adopting this guidance was not material.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends the FASB Accounting Standards Codification (“ASC”) to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company has determined the impact of adopting this guidance was not material.
4. Revenue from Contract with Customers
The Company adopted ASC Topic 606 "Revenue from Contracts with Customers" and elected to use the modified retrospective approach for adoption. The Company had previously deferred recognition of revenue and the related cost of goods sold on shipments of V-Go until a customer's right of return no longer exists, which was once the Company received evidence that the product had been distributed to patients based on analysis of third-party information. Management has determined that the variable consideration associated with rebates, chargebacks and other discounts can continue to be estimated and that there are no return estimate constraints for which it is considered probable that a subsequent change in the estimate would result in a significant revenue reversal. Accordingly, the Company no longer uses the “sell through” approach to recognize revenue and thus accelerating revenue recognition upon sale to the distributor. The variable consideration associated with sales returns was estimated based on the probability weighted expected value approach. In connection with its adoption of ASC 606, the Company recorded a cumulative-effect adjustment to reduce retained earnings by a de minimis amount and was reflected in the Consolidated Statements of Stockholder's Deficit for the three months ending March 31, 2018.

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

Return Reserve

EAST\166387686.5                 12

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
5. Inventory
Inventory, net consists of:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Raw materials	$2,028	$1,355
Work in process	2,728	3,110
Finished goods	3,023	2,359
Total	$7,779	$6,824
We state inventories at the lower of first-in, first-out cost, or net realizable value. Stated inventories include material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at March 31, 2019 and December 31, 2018 were $0.4 million and $0.2 million, respectively.
6. Property and Equipment
Property and equipment consisted of the following:

(Dollars in thousands)	Useful lives	March 31, 2019	December 31, 2018
Machinery and equipment	5-10	$10,805	$10,712
Computers and software	3	2,083	2,017
Leasehold improvements	6-10	408	408
Office equipment	5	89	89
Furniture and fixtures	5	187	187
Construction in process		2,046	1,248
Total		15,618	14,661
Accumulated depreciation		(8,874)	(8,564)
Property and equipment, net		$6,744	$6,097
Depreciation expense for the three months ended March 31, 2019 and 2018 was $0.3 million.

EAST\166387686.5                 13

7. Accrued Expenses and Other Current Liabilities
The Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Compensation	$3,330	$3,766
Distribution agreements and managed care costs	3,328	2,658
Marketing services	776	251
Returns Reserve	703	621
Professional fees	463	832
Manufacturing overhead	73	132
Other accruals	807	591
Total accrued expenses and other current liabilities	$9,480	$8,851

EAST\166387686.5                 14

8. Debt
The Company had the following long–term debt, net of issuance costs outstanding:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Senior Secured Debt, net	$25,000	$25,000
Issuance costs	(98)	(104)
Payment-in-kind (PIK) interest	12,768	11,758
Total Senior Secured Debt, net	37,670	36,654
Other Note Payable, net	2,500	2,500
Payment-in-kind (PIK) interest	1,128	1,038
Total Other Note Payable, net	3,628	3,538
Total Debt	$41,298	$40,192

Senior Secured Debt
On May 23, 2013, the Company entered into the Term Loan of $50.0 million with Capital Royalty Group ("CRG"), structured as a senior secured loan with a six-year term (the "Term Loan" or the "Senior Secured Debt"). The Term Loan is secured by substantially all of the Company’s assets, including its material intellectual property. The Company later entered into a series of forbearance agreements to modify the Term Loan. The terms of the most recently executed amendment of the Term Loan agreement, dated February 9, 2017, bears interest at 11% per annum and allows the interest-only period of the Term Loan to extend to March 31, 2022, requires quarterly cash interest payments beginning June 30, 2019, extends the deadline for full payment under the Term Loan agreement to March 31, 2022 and brings the Company’s minimum covenant cash and cash equivalent requirements to $2.0 million. As of March 31, 2019, the Company was in compliance with the financial covenant in the restructured Term Loan agreement, as the Company held cash and cash equivalents of $36.7 million, which includes $0.5 million of restricted cash.

Other Note Payable
In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note or (the "Other Note Payable"), to WCAS Capital Partners IV, L.P., or WCAS. The Company later entered into a series of forbearance agreements to modify the WCAS note. The terms of the most recently executed amendment of the WCAS note, dated May 23, 2013, bears interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. No interest payments are required during the term of the loan. The Company may pay off the WCAS Note at any time without penalty.
On March 28, 2017, $25 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. CRG and WCAS received 2,500,000 and 250,000 preferred shares, respectively. Concurrent with the debt restructure due to the public offering, the remaining principal balance of $2.5 million of the WCAS note was amended to decrease the interest rate to 10% per annum, payable entirely as PIK interest.

During the three months ended March 31, 2019 and 2018, the Company incurred non-cash interest expense of $1.1 million and $1.0 million, respectively.

9. WARRANTS

The Company issued 10,390 warrants to acquire shares of its common stock to the agents in the private placement offering that was conducted as part of the 2016 Merger (the “PPO”). The warrants have a term of five years. The warrants were previously accounted for as a derivative liability, however, since the Company adopted ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) these warrants are no longer accounted for as a derivative liability. The fair value of the warrants at the date of issuance was $0.3 million. As of December 31, 2018 the fair value of the warrants was estimated to be a de minimis amount based on the Black Scholes option pricing model. As of January 1, 2019 these warrants will be accounted for as equity classified warrants.

EAST\166387686.5                 15

The activities of the private placement offering (common stock) warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable - December 31, 2018	10,390	$0.44	2.3 years
Warrants exercised	—	—	—
Outstanding and exercisable - March 31, 2019	10,390	$0.43	2.1 years

During the three months ended March 31, 2019 and December 31, 2018, the Company sold shares of its common stock under the Sales Agreement. Pursuant to the terms of the warrants issued, the exercise price of the warrants was reduced as a result of the offerings.

On November 16, 2018, the Company completed a public offering of 75,000,000 shares of common stock at a purchase price of $0.48 per share and received aggregate net proceeds of approximately $32.5 million. Included in the purchase of each share of common stock was one Series A warrant and one Series B warrant. Each Series A warrant has an exercise price of $0.60 per share. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $0.48 per share. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance. As of March 31, 2019, a total of 41,923 Series B warrants have been exercised for $0.48 per share for de minimis net proceeds.

The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2018	150,000,000	$0.54	2.8 years
Warrants exercised	41,923	0.48	—
Outstanding and exercisable—March 31, 2019	149,958,077	$0.54	2.5 years

10. Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2019 and December 31, 2018 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement.
11. Commitments and Contingencies
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

During 2018, the Company received an offer from Roche to license its US Patent No. 6,736,795 (the ‘795 patent), which expires on September 23, 2020 and that is alleged to cover the Company's V-Go product. The Company does not believe the ‘795 patent

EAST\166387686.5                 16

to be valid, infringed, and/or enforceable and therefore does not view Roche’s allegation as having merit. The Company also understands that Roche has never practiced the ‘795 Patent and Roche permitted the European equivalent patent to lapse.  Accordingly, the Company declined Roche’s offer of a license to the ‘795 patent, and on January 24, 2019, the Company filed two Inter Partes Review petitions, which included three previously unconsidered prior art references, with the Patent Trial and Appeal Board ("PTAB").  In response, in late February 2019, Roche filed a proceeding in federal court in Delaware seeking an unspecified amount of damages and potential injunctive relief.  On April 24, 2019 Roche filed a preliminary response with the US Patent and Trademark Office in which it statutorily disclaimed or abandoned all but 2 of the claims in the ‘795 patent that Roche had suggested covered the V-Go product. A statutory disclaimer means that the subject matter covered by the claims abandoned by Roche are dedicated to the public and free for any party to use. The PTAB is expected to issue its preliminary findings by July 24, 2019. Although the Company cannot guarantee the outcome of this matter, based on its review, it has determined that it has a number of defenses with respect to the remaining two claims and that it intends to defend itself vigorously against any allegations of patent infringement, which it believes are without merit.

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
Rent, lease amortization and interest expense under all operating leases amounted to $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Operating Lease Obligations	Remaining Cash Commitment
Building operating leases	$1,502	$1,611	$1,966

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such these lease payments are expensed as incurred. The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 4.6 years.

Financing (Capital) Lease

In January and November 2018, the Company executed capital leases with Winthrop Resources Corporation ("Winthrop") for laptops and other electronic equipment. The initial term of the two leases expire in 2021, then continues year to year until terminated. At the end of the initial term, the Company has the option to purchase the leased equipment in whole for a mutually agreed upon price. The assets under this capital lease were recorded at the present value of the minimum lease payments, which amounted to $0.4 million upon commencement and is depreciated over the term of the lease. The Company is obligated to pay $0.1 million of interest expense under the capital lease. For the three months ending March 31, 2019 and 2018 the gross fixed assets for capital leases were $0.4 million and $0.3 million, respectively. Accumulated depreciation was $0.1 million and de minimis for three months ending March 31, 2019 and 2018. Capital lease depreciation expense was de minimis amounts for the three months ended March 31, 2019 and 2018.

Supplemental cash flows information related to leases for the three months ended March 31, 2019 are as follows:

EAST\166387686.5                 17

Total
Operating cash flows from operating leases	$101
Finance lease cost:
Financing cash flows from finance (capital) leases	29
Operating cash flows from finance (capital) leases	10
Total operating and finance lease cost	$140

The Company did not enter into any new lease commitments in the three months ended March 31, 2019.

At March 31, 2019, the Company had the following minimum operating lease commitments:

Three months ending March 31, 2019	Operating Lease Commitments
2019, remaining	$307
2020	418
2021	427
2022	436
2023	355
Thereafter	23
Subtotal	1,966
Imputed interest	(355)
Total	$1,611

Development Agreement

On April 16, 2018, the Company entered into an agreement with Glooko, a leader in diabetes data management. With this agreement, the Company will provide future V-Go SIM (Simple Insulin Management) users with Glooko’s cloud-based mobile and web diabetes data management platform to help track and analyze their diabetes care plan. Users can also share their data with their providers. Pursuant to the agreement, the Company was obligated to pay a one-time integration fee of $0.1 million, as well as an annual maintenance fee of $0.1 million as well as a monthly fee per user. The initial term of the agreement is for 3 years, with renewal options available in yearly increments thereafter. There were no fees associated with this agreement during the three months ending March 31, 2019.

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
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of March 31, 2019 and December 31, 2018, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in V-Go or any current products under development.

EAST\166387686.5                 18

12. Stockholder's Equity (Deficit)
The Company's capital structure consists of 300,000,000 authorized shares of common stock, par value $0.001 per share and 50,000,000 authorized shares of blank check preferred stock.

On March 28, 2017, the Company closed its initial public offering of 5,250,000 shares of common stock at a purchase price of $10.00 per share, for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares. CRG and WCAS received 2,500,000 and 250,000 of the Company's Series A Preferred Stock, respectively (see Note 8 Debt).

On January 7, 2018, the Company entered into the First Purchase Agreement with Aspire Capital, pursuant to which, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $20.0 million of the Company’s common stock (the "Purchase Shares") over the 30-month term of the Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company sold an aggregate of 1,250,868 shares of its common stock and received net proceeds of $1.8 million (which represented 19.99% of the Company’s outstanding shares of common stock on the date it entered into the First Purchase Agreement). The First Purchase Agreement was terminated in June 2018.

On January 26, 2018, the Company entered into the Sales Agreement with FBR with respect to an at the market offering program, under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares. FBR has the option to decline any sales orders at its discretion. The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to a prospectus supplement to the Company’s registration statement on Form S-3, originally filed with SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017, for the sale of up to $2.8 million of shares of the Company's common stock. On March 22, 2019 the Company filed a prospectus supplement relating to the issuance and sale of $10.3 million shares of its common stock. These sales will be made pursuant to the terms of the Sales Agreement. The prospectus supplement updates and supersedes the prior prospectus supplement dated January 26, 2018, and was filed to increase the number of shares that may be offered by the Company from time to time in the offering. During the three months ended March 31, 2019 the Company sold 2,182,350 shares and through May 6, 2019, the Company has sold 6,191,976 shares at an average price of $0.34 per share under the Sales Agreement and received net proceeds of $2.0 million.

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
In June 2018, the Company entered into a purchase agreement (the "Second Purchase Agreement") with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company’s common stock (the "Purchase Shares") over the thirty month term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 4,726,383 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval. The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 4,726,383 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 263,852 shares of common stock issued to Aspire Capital as consideration for entering into the Purchase Agreement (the “Commitment Shares”) and the 791,557 shares purchased on the date of the agreement (the "Initial Purchase Shares"), is equal to or greater than $1.62 (the “Minimum Price”), which was the consolidated closing bid price of the Company’s common stock on the date it entered into the Second Purchase Agreement. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00. Through March 31, 2019, the Company has issued an aggregate of 1,205,409 shares of its common stock to Aspire Capital pursuant to the Second Purchase Agreement (including 263,852 shares issued as a commitment fee). Unless the Company's stockholders approve Proposal Two in its 2019 Proxy Statement (Pursuant to NASDAQ listing rules 5635(B) and 5635(D), of the potential issuance of additional shares of its

EAST\166387686.5                 19

common stock to Aspire Capital), the Exchange Cap will limit the number of additional shares the Company can sell to Aspire Capital to 3,520,974 shares. There were no shares sold to Aspire Capital during the three months ended March 31, 2019.

On November 16, 2018, the Company completed a public offering of 75,000,000 shares of common stock at a purchase price of $0.48 per share and received aggregate net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions of $2.7 million and offering expenses of $0.8 million. Included in the purchase of each share of common stock was 75,000,000 Series A warrant and 75,000,000 Series B warrant. Each Series A warrant has an exercise price of $0.60 per share. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $0.48 per share. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance. During the three months ended March 31, 2019, a total of 41,923 Series B warrants were exercised at $0.48 per share for de minimis net proceeds.
On December 31, 2018 the Company received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market ("Nasdaq") indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market because its minimum bid price was less than $1.00 per share for 30 consecutive business days. The notification letter provided that the Company had 180 calendar days, or until July 1, 2019 to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company's common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 1, 2019, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split. In the 2019 Proxy Statement the Company submitted a proposal to its stockholders for approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by its board of directors (See Note 2). Provided that this proposal is approved by the Company’s stockholders, the Company anticipates effecting a reverse stock split prior to Nasdaq’s July 1, 2019 deadline in order to rectify the aforementioned minimum bid price deficiency.
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

EAST\166387686.5                 20

Equity Compensation Plans

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

Shares of the Company's common stock, were offered for purchase under the ESPP through a series of successive offering periods. Each offering period was comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant was granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period.

During calendar year 2018, our employees purchased 154,379 shares under the ESPP and all the plan shares were issued as of December 31, 2018, as a result the Company suspended the Employee Stock Purchase Plan. As a result, there was no compensation expense in the three months ended March 31, 2019 and a de minimis amount recognized for the three months ended March 31, 2018.

In the 2019 Proxy Statement the Company is seeking shareholder approval to amend and restate the current ESPP to (i) provide for the reservation of an additional 1,500,000 shares of its common stock for issuance thereunder, and (ii) provide for an increase in the automatic annual increase in the number of shares available for issuance under the current ESPP from 0.25% of the total number of shares of common stock outstanding as measured as of the last trading day in the immediately preceding calendar year to 1.0%.

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

In July 2018, the Company's shareholders approved an amendment to the 2016 Plan and as a result, 8,000,000 shares were made available for issuance under the 2016 Plan. On January 1, 2019 the Evergreen provision made available an additional 3,997,937 shares. At March 31, 2019, an aggregate of 915,087 shares of the Company's common stock were available for issuance under the 2016 Plan.

2018 Inducement Plan

In November 2018, the Company established the 2018 Inducement Plan (the "2018 Plan"). The 2018 Plan is intended to (i) help the Company secure and retain the services of eligible award recipients, (ii) provide an inducement material for such persons to enter into employment with the Company, (iii) provide incentives for such persons to exert maximum efforts for the success of the Company and any Affiliate and (iv) provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Company made 1,000,000 shares available for issuance under the 2018 Plan. During the three months ending March 31, 2019 the Company granted 244,400 shares under the 2018 Plan and an aggregate of 755,600 shares of the Company's common stock were available for issuance.

EAST\166387686.5                 21

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
Stock Options
The combined 2016 Employee Equity Compensation Plan Stock and 2018 Inducement Plan option activity for the three months ended March 31, 2019 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	7,365,339	$3.13	9.44	$—
Granted	4,065,400	0.43	—	$—
Forfeited / Canceled	(91,147)	3.58	—	—
Options outstanding at March 31, 2019	11,339,592	$2.15	9.46	$—
Vested and exercisable	1,285,819	$12.14	7.94	$—

Share based compensation expense related to options issued under the 2016 Plan and 2018 Inducement Plan was $1.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $0.34 and $2.40, respectively. The total grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $1.4 million and $1.1 million, respectively. There have been no option exercises under both plans. As of March 31, 2019 there remained $5.8 million of unrecognized share-based compensation expense related to unvested stock options issued to be recognized as expense over a weighted average period of 1.9 years.
The fair value of the options in both plans at the date of issuance was estimated based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	Three Months Ended March 31,
	2019	2018
Dividend yield	—	—
Expected volatility	99.33%	92.90%
Risk-free rate of return	2.47%	2.62%
Expected term (years)	5.83	6.09
Fair Value per share	$0.34	$2.40

13. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note (see note 8). Certain affiliates of WCAS are also common stock shareholders as of March 31, 2019.

On May 23, 2013, the Company entered into the Term Loan with CRG (see note 8). CRG is also a common stock and preferred stock shareholder as of March 31, 2019.

On March 28, 2017, CRG participated in the Company's initial public offering of common stock, in which it acquired 4,000,000 shares for $40.0 million.

EAST\166387686.5                 22

On November 16, 2018, CRG participated in the Company's public offering of common stock, and acquired 15,000,000 shares for $7.2 million. Concurrent with the acquisition of public stock, CRG acquired 15,000,000  Series A warrants and 15,000,000 Series B warrants.

CRG held an aggregate of 20,185,968 of the Company's common stock at March 31, 2019.
During the year ended December 31, 2017 CRG and WCAS converted debt balances of $25.0 million and $2.5 million, respectively, into shares of 2,500,000 and 250,000 shares of the Company's Series A Preferred Stock, respectively.
14. Net Loss Per Share
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2019 and 2018 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

During the year ended December 31, 2017, the Company issued shares of its Series A Convertible Preferred Stock. Holders of the Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding at March 31, 2019 and 2018 were not included in the computation of common shares:

	Three Months Ended March 31,
	2019	2018
Stock options	11,339,592	2,091,299
Private placement offering (PPO) warrants	10,390	10,390
Series A & B warrants	149,958,077	—
Preferred Stock	2,750,000	2,750,000
Employee Stock Purchase Program	—	4,403
Total	164,058,059	4,856,092

EAST\166387686.5                 23

15. Subsequent Events

The Company evaluates events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheet for potential recognition or disclosure in our financial statements. The Company did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three months ended March 31, 2019. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note 2 - Uncertainties, Liquidity and Ability to Continue as a Going Concern, Note 11 - Commitments and Contingencies, and Note 12 - Stockholder’s Equity (Deficit) for more information.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC on March 6, 2019. The following discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in this Quarterly Report and those included in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our subsequent public filings, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. See also the "Cautionary Note Regarding Forward-Looking Statements" set forth at the beginning of this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
We are a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. Our flagship product, V-Go® Wearable Insulin Delivery device, is a simple, affordable, all-in-one, basal-bolus insulin delivery option for patients with type 2 diabetes is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and it provides discreet on-demand bolus dosing at mealtimes. It is the only basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of type 2 diabetes patients.
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

EAST\166387686.5                 24

discussion and analysis together with such financial statements and the related notes thereto included elsewhere in this Quarterly Report.

Corporate Information

On May 3, 2016, pursuant to an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, by and among Valeritas Holdings, Inc., a Delaware Corporation, Valeritas Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of Valeritas Holdings, Inc., or the Acquisition Subsidiary, and Valeritas, Inc., a Delaware Corporation, Acquisition Subsidiary was merged with and into Valeritas Inc., with Valeritas Inc. surviving as a direct wholly-owned subsidiary of Valeritas Holdings, Inc.

Financial Overview

Revenue

We generate revenue from sales of V-Go to third-party wholesalers and medical supply distributors that take delivery and ownership of V-Go and, in turn, sell it to retail pharmacies or directly to patients with type 2 diabetes. V-Go 30-day kits are sold to wholesalers and distributors at WAC and we report net revenue after taking into consideration sales deductions as described in our financial statements and the related notes thereto. To date, the majority of our revenue is generated in the United States and we view our operations as one operating segment. Financial information is reviewed on a consolidated basis to allow management to make decisions regarding resource allocations and assess performance.

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
We expect our overall gross margin, which is calculated as revenue less cost of goods sold for a given period, to fluctuate in future periods as a result of varying manufacturing output as necessary to manage inventory levels. In the future, planned changes in and improvements to our manufacturing processes and expenses, as well as increases in production volume up to our current capacity are expected to further improve our gross margins.

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
Selling, General and Administrative Expense

EAST\166387686.5                 25

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

Results of Operations
Results of Operations for the Three Months Ended March 31, 2019 and 2018
The following is a comparison of revenue and expense categories for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	Three Months Ended March 31,		Change
	2019	2018	$	%
Revenue, net	$6,403	$6,081	322	5.3%
Cost of goods sold	3,358	3,184	174	5.5%
Gross margin	3,045	2,897	148	5.1%
Operating expense:
Research and development	1,670	2,064	(394)	(19.1)%
Selling, general and administrative	15,251	11,465	3,786	33.0%
Total operating expense	16,921	13,529	3,392	25.1%
Operating loss	(13,876)	(10,632)	(3,244)	30.5%
Other income (expense), net:
Other expense	—	(3)	3	(100.0)%
Other income	53	—	53	100.0%
Interest expense, net	(861)	(939)	78	(8.3)%
Total other income (expense), net	(808)	(942)	134	(14.2)%
Net loss	$(14,684)	$(11,574)	(3,110)	26.9%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue, net
Revenue was $6.4 million for the three months ended March 31, 2019, compared to $6.1 million for the three months ended March 31, 2018, an increase of $0.3 million or 5.3%. Overall total prescriptions increased by 16% in Q1 2019 as compared to the same period in 2018. Because of our high touch and higher service sales and marketing model, we generated year-over-year total and new prescription growth of 30% and 28% respectively in our targeted accounts for the three months ended March 31, 2019 as compared to the same period in 2018. This continued our trend as we also realized year-over year total prescription growth in these accounts in every quarter of 2018. This growth was partially offset by an expected decline in the first quarter of 2019 of total prescriptions in our non-targeted accounts by 8% when compared to the same period in 2018. We are starting to see important signs of stabilization in these territories. V-Go kits total volume sold during the three months ended March 31, 2019 grew by 7% as compared to the same period in 2018. This volume growth was partially offset by a decrease of 1% in average net prices realized during the three months ended March 31, 2019 as compared to the same period in 2018. This net price decrease was primarily the

EAST\166387686.5                 26

result of an increased mix of volume through our contracted preferred commercial and Medicare Part-D plans, accompanied by an increase in our net average copay card costs. We implemented a 6.0% WAC price increase late in the first quarter of 2019, and a 8.0% increase in the second quarter of 2018.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $3.4 million for the three months ended March 31, 2019, compared to $3.2 million for the three months ended March 31, 2018, an increase of $0.2 million due to increased sales volume. As a percentage of revenue, cost of goods sold remained relatively flat during the three months ended March 31, 2019 and March 31, 2018 at approximately 52.4%.
Research and Development Expense
Total research and development expenses were $1.7 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018, a decrease of $0.4 million. The decrease was primarily driven by the timing of variable external service expenditures regarding the development of our V-Go SIM device. We expect to introduce V-GO SIM in the U.S. on a limited basis by the end of 2019, although we do not expect full market introduction to occur until 2020.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $15.3 million for the three months ended March 31, 2019, compared to $11.5 million for the three months ended March 31, 2018, an increase of $3.8 million. The increase in expenses was due primarily to a planned 50% increase in our U.S. field sales force in 2019. We also increased our other commercial spend by 35%, driven partially by growth in our V-Go Cares program which included an expansion of our contract trainers and our live coaching program, as well as some additional promotional programs related to the larger sales force.
Other Income (Expense), net
Interest expense, net was $0.9 million for the three months ended March 31, 2019, compared to $0.9 million for the three months ended March 31, 2018, a decrease of less than $0.1 million. The decrease in the net expense was due primarily to the increased interest income earned from cash equivalents.

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
We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of March 31, 2019, we had $36.7 million in cash and cash equivalents and an accumulated deficit of $534.6 million. Our restructured Term Loan with CRG, see "Indebtedness - Senior Secured Debt," includes a liquidity covenant whereby we must maintain a cash balance greater than $2.0 million. We believe that our cash balance and liquidity will not be sufficient to satisfy our operating cash requirement for the next 12 months from the date of this report or to maintain this liquidity covenant, which raises substantial doubt about our ability to continue as a going concern. We expect our current cash and cash equivalents will be sufficient to finance our current operations into the fourth quarter of 2019. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses. Our ability to fund operations beyond the fourth quarter of 2019 is dependent on our ability to obtain cash from our common stock purchase agreement, or the Second Purchase Agreement (see Note 2), with Aspire Capital Fund, LLC, or Aspire Capital, that we entered into in June of 2018, our “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc. or FBR, that we entered into on January 26, 2018, and warrant exercises from the November 2018 offering, all of which are described in further detail elsewhere in this report. FBR has the option to decline any sales orders at its discretion. We are not required to sell shares under the Second Purchase Agreement or the Sales Agreement. Through May 6, 2019, we have sold 6,191,976 shares at an average price of $0.34 per share under the Sales Agreement and received net proceeds of $2.0 million.

We intend to maintain compliance with our liquidity covenant and fund future operations by raising additional capital in addition to the Second Purchase Agreement and the Sales Agreement. There can be no assurances that these agreements will be fully available to us or that future financing will be available on terms acceptable to us, or at all. If we are unable to raise additional

EAST\166387686.5                 27

capital prior to achieving sustained profitability from operations, there could be a material adverse effect on our business, results of operations and financial condition.

Historically, our sources of cash have included private placement of equity securities, debt arrangements, and cash generated from operations, primarily from the collection of accounts receivable resulting from sales. In March 2017, we completed an underwritten public offering with net proceeds of $48.8 million, net of underwriting expenses and discounts. In 2018, we completed two public offerings for net proceeds of approximately $32.5 million and have used the Second Purchase Agreement to generate an additional $27.5 million of capital, net of fees. In the three months ended March 31, 2019 we generated $0.8 million of capital net of fees.

We are pursuing additional sources of financing to fund our operations. These sources may include the issuance of our equity to new or existing investors.
The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(11,179)	$(11,413)
Investing activities	(604)	(198)
Financing activities	764	117
Total	$(11,019)	$(11,494)
Operating Activities
The decrease in net cash used in operating activities by 2.1% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was associated with a reduction in net operational working capital, driven by changes in accounts payable, net accruals, and accounts receivable levels. These changes were partially offset by an increase in operating expenses by 25.1%, driven by the increase in the field sales force, our V-Go Cares program and related sales activities.
Investing Activities
The net cash used in investing activities for the three months ended March 31, 2019 as compared to March 31, 2018 grew by over 200%, or $0.4 million. This growth was primarily a result of purchases of capital equipment for our production lines, augmenting the already existing lines and corresponding capacity with improved automation. We do not expect to have significant investing activity in the next 12 months from the date of this report.
Financing Activities
The net cash provided by financing activities for the three months ended March 31, 2019 as compared to March 31, 2018 grew by $0.6 million. This increase was driven by the selling 2,182,350 shares for net proceeds of $0.8 million under the Sales Agreement and 41,923 Series B warrants were exercised at $0.48 per share for net proceeds of less than $0.1 million.

Indebtedness
Senior Secured Debt

On May 23, 2013, we entered into the Term Loan of $50.0 million with Capital Royalty Group (or CRG), structured as a senior secured loan with a six-year term which we refer to as (the Term Loan). The Term Loan is secured by substantially all of our assets, including our material intellectual property. We later entered into a series of forbearance agreements to modify the Term Loan. The terms of the most recently executed amendment of the Term Loan agreement, dated February 9, 2017, bears interest at 11%per annum and allows the interest-only period of the Term Loan to extend to March 31, 2022, requires quarterly cash interest payments beginning June 30, 2019, extends the deadline for full payment under the Term Loan agreement to March 31, 2022 and brings our minimum covenant cash and cash equivalent requirements to $2.0 million. On March 28, 2017, $25.0 million of the Term Loan was converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. CRG received 2,500,000 preferred shares. As of March 31, 2019, we were in compliance with the financial covenant in the restructured Term

EAST\166387686.5                 28

Loan agreement, as we held cash and cash equivalents of $36.7 million, which includes $0.5 million of restricted cash. We may, at our discretion, repay the revised loan in whole or in part without any penalty or prepayment fees.

Other Note

In 2011, we issued a $5.0 million senior subordinated note, or the WCAS Note to WCAS Capital Partners IV, L.P., or WCAS. We later entered into a series of forbearance agreements to modify the WCAS note. The terms of the most recently executed amendment of the WCAS note, dated May 23, 2013, bears interest at 12% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. On March 28, 2017, $2.5 million of the WCAS Note was converted to preferred shares upon completion of the public offering at a conversion rate of $10 per share. WCAS received 250,000 preferred shares, respectively. Concurrent with the debt restructure due to the public offering, the remaining principal balance of $2.5 million of the WCAS note was amended to decrease the interest rate to 10% per annum, payable entirely as PIK interest. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. No interest payments are required during the term of the loan. We may pay off the WCAS Note at any time without penalty

Related Party Transactions
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

EAST\166387686.5                 29

we are required to make estimates regarding the amounts earned or to be claimed on the related product sales, including the following:

•	managed care rebates, which are based on the estimated end user payor mix and related contractual rebates;

•	distribution fees and prompt pay discounts, which are recorded based on specified payment terms, and which vary by customer and other incentive programs; and

•	Co-pay card redemption charges which are based on the net transaction costs of prescriptions filled via a company-subsidized card program and other incentive programs.

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
Impairment of Long-Lived Assets
We assess the impairment of long-lived assets, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon an estimate of future undiscounted cash flow. Factors we consider that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant technological changes, which would render equipment and manufacturing processes obsolete.

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. No additional impairments to long-lived assets were required during the three months ended March 31, 2019 and 2018, respectively.

EAST\166387686.5                 30

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
Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2019.

EAST\166387686.5                 31

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
Recently Issued Accounting Standards

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. We are currently evaluating the impact of adopting this standard.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on us is projected to be limited to accounts receivable. The guidance will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. We are currently evaluating the potential effect of the guidance on its consolidated financial statements.

EAST\166387686.5                 32

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2019, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first three months of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

EAST\166387686.5                 33

Part II - Other Information

Item 1. Legal Proceedings

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.     Risk Factors

Although we are not required to include risk factors in our Quarterly Report on Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to the risk factors described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 5, 2019.. and in our subsequent public filings.
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
As of March 31, 2019, we had $36.7 million in cash and cash equivalents and an accumulated deficit of $534.6 million. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go.
In April 2018, we completed an underwritten public offering, in which we sold 13,700,000 shares of common stock at a public offering price of $1.75 per share. We received gross proceeds of approximately $24 million and net proceeds of approximately $21.8 million after deducting underwriting discounts, commissions and offering expenses. On May 2, 2018, we sold an additional 1,600,000 shares of common stock pursuant to the 30-day option we granted the underwriters in connection with the offering, for net proceeds of approximately $2.6 million. In November 2018, we completed a public offering of 75,000,000 shares of common stock at a purchase price of $0.48 per share and received aggregate net proceeds of approximately $32.5 million, after deducting underwriting discounts, commissions and offering expenses. Included in the purchase of each share of common stock was 75,000,000 Series A warrant and 75,000,000 Series B warrant. Each Series A warrant has an exercise price of $0.60 per share. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $0.48 per share. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance. During the three months ended March 31, 2019, a total of 41,923 Series B warrants were exercised at $0.48 per share with de minimis net proceeds.
In January 2018, we entered into a common stock purchase agreement, or the First Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital would be committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the First Purchase Agreement. In June 2018, we terminated the First Purchase Agreement and entered into a second common stock purchase agreement, or the Second Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock over the 30-month term of the Second Purchase Agreement. We sold 1,250,868 shares of common stock to Aspire Capital under the First Purchase Agreement for net proceeds of approximately $1.8 million, and as of March 31, 2019, have sold 1,205,409 shares of common stock to Aspire Capital under the Second Purchase Agreement for net proceeds of approximately $1.3 million. Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. On March 22, 2019 we issued a prospectus supplement relating to the issuance and sale of $10.3 million shares of our common stock. These sales will be made pursuant to the terms of the Sales Agreement. The prospectus supplement updates and supersedes the prior prospectus supplement dated January 26, 2018, and was filed to increase the number of our shares that may be offered from time to time in the offering. As of March 31, 2019 we have sold 2,182,350 shares at an average $0.38 per share and received net proceeds of $0.8 million.
Both the Second Purchase Agreement and the Sales Agreement are subject to limitations as described elsewhere in this Quarterly Report, and therefore there are no assurances that we will be able to raise funds from the Second Purchase Agreement or the Sales

EAST\166387686.5                 34

Agreement. We have devoted substantially all of our resources to the research, development and engineering of our products, the commercial launch of V-Go, the development of a sales and marketing team and the assembly of a management team to lead our business.
To implement our business strategy we need to, among other things, increase sales of our products with our existing sales and marketing infrastructure, fund ongoing research, development and engineering activities, expand our manufacturing capabilities, and obtain regulatory clearance in other markets outside the United States and European Union, or EU, or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently commercialized V-Go, which makes predicting our sales more difficult. We will need to affect a financing or capital raise in the near term in order to sustain operations and implement our business strategy until we can achieve profitability from operations, if ever. Our inability to affect a financing or capital raise and continued losses from operations could have a material adverse effect on us. Any additional operating losses will have an adverse effect on our stockholders’ equity/(deficit), and we cannot assure you that we will ever be able to achieve or sustain profitability.
If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, Nasdaq could delist our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. On December 31, 2018 we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market because our minimum bid price was less than $1.00 per share for 30 consecutive business days. The notification letter provided that we have 180 calendar days, or until July 1, 2019 to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by July 1, 2019, an additional 180 days may be granted to regain compliance, so long as we meet The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel. In addition, in accordance with the Nasdaq Listing Rules, if we fail to maintain a minimum $2.5 million of stockholders' equity or otherwise do not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, or if we fail to comply with any of the other Nasdaq Listing Rules, then we may receive additional notification letters from Nasdaq, which may subject us to delisting.

We are seeking approval from our stockholders at our 2019 annual meeting to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by our board of directors. Provided that this proposal is approved by our stockholders, we anticipate effecting a reverse stock split prior to Nasdaq’s July 1, 2019 deadline in order to rectify the aforementioned minimum bid price deficiency. However, even if we are successful in receiving approval for and implementing the reverse stock split at a ratio that would allow us to regain compliance with Nasdaq’s minimum bid price requirements, the reverse stock split would not cure any additional deficiencies that Nasdaq may identify prior to or following our 2019 annual meeting, such as the stockholder’s equity requirement, and therefore, we may still be subject to a potential delisting.

The price of our common stock may be volatile and fluctuate substantially.

The quoted price of our common stock has been, and we expect it to continue to be, volatile. The stock market in general and the market for smaller medical device and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	developments related to our earnings or any future collaborations;

•	regulatory or legal developments in the United States and other countries;

EAST\166387686.5                 35

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development time lines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this "Risk Factors" section and in our Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 6, 2019.

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

During 2018, we received an offer from Roche to license its US Patent No. 6,736,795, which we refer to as the ‘795 patent, which expires on September 23, 2020 and that is alleged to cover our V-Go product. We do not believe the ‘795 patent to be valid, infringed, and/or enforceable and therefore we do not view Roche’s allegation as having merit. We also understand that Roche has never practiced the ‘795 Patent and Roche permitted the European equivalent patent to lapse. Accordingly, we declined

EAST\166387686.5                 36

Roche’s offer of a license to the ‘795 patent, and on January 24, 2019, we filed two Inter Partes Review petitions, which included three previously unconsidered prior art references, with the Patent Trial and Appeal Board, or PTAB. In response, in late February 2019, Roche filed a proceeding in federal court in Delaware seeking an unspecified amount of damages and potential injunctive relief. On April 24, 2019 Roche filed a preliminary response with the US Patent and Trademark Office in which it statutorily disclaimed or abandoned all but 2 of the claims in the ‘795 patent that Roche had suggested covered the V-Go product. A statutory disclaimer means that the subject matter covered by the claims abandoned by Roche are dedicated to the public and free for any party to use. The PTAB is expected to issue its preliminary findings by July 24, 2019. Although we cannot guarantee the outcome of this matter, based on our review, we have determined that we have a number of defenses and we intend to defend ourselves vigorously against any allegations of patent infringement, which we believe are without merit. Further, given that the average time to trial in Delaware federal court is approximately three years, the ‘795 patent will expire before any potential trial, rendering Roche’s claim for injunctive relief moot.

EAST\166387686.5                 37

Item 6.     Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018, (ii) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Shareholders' Equity / (Deficit) at March 31, 2019 and March 31, 2018, (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

EAST\166387686.5                 38

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Valeritas Holdings, Inc.
(Registrant)

/s/ John Timberlake
John Timberlake
Chief Executive Officer and President
Principal Executive Officer

/s/ Erick Lucera
Erick Lucera
Vice President, Finance and Chief Financial Officer
Principal Financial Officer

Dated: May 9, 2019

EAST\166387686.5                 39