Form 10-Q
period 2019-06-30
Valeritas Holdings Inc.
filed 2019-08-08
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of shares outstanding of the registrant's common stock as of August 7, 2019 was 7,157,639.

VALERITAS HOLDINGS, INC.

CAUTIONARY NOTE
REGARDING FORWARD‑LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and preclinical development, manufacturing, regulatory approval, and commercialization of our product candidates or any other products that we may acquire or in-license;

•	estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;

•	expected losses;

•	ability to obtain and maintain intellectual property protection for our product candidates;

•	acceptance of our products by doctors, patients, or payors;

•	stock price and its volatility;

•	ability to attract and retain key personnel;

•	the performance of third-party manufacturers;

•	expectations for future capital requirements; and

•	our ability to successfully implement our strategy.

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

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$27,259	$47,758
Accounts receivable, net	5,646	6,294
Inventories, net	8,609	6,824
Prepaid expense and other current assets	1,469	1,200
Total current assets	42,983	62,076
Property and equipment, net	6,713	6,097
Right-of-use assets	2,494	—
Other assets	563	447
Total assets	$52,753	$68,620
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,930	$4,916
Accrued expense and other current liabilities	11,226	8,851
Current portion of operating lease obligations	377	—
Current portion of financing lease obligations	132	123
Total current liabilities	16,665	13,890
Long-term debt, related parties (net)	41,680	40,192
Operating lease obligations	2,244	—
Deferred rent	—	109
Financing lease liabilities	72	140
Total liabilities	60,661	54,331
Commitments and contingencies
Stockholders' equity (deficit)
Convertible preferred stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2019; 2,750,000 shares issued and outstanding at June 30, 2019 and December 31, 2018. (aggregate liquidation value of $32,511 and $31,411 at June 30, 2019 and December 31, 2018, respectively)	3	3
Common stock, $0.001 par value, 300,000,000 shares authorized; 5,988,616 shares issued and 5,988,224 shares outstanding at June 30, 2019 and 4,997,544 shares issued and 4,997,152 shares outstanding at December 31, 2018.	6	5
Additional paid-in capital	540,681	534,176
Accumulated deficit	(548,574)	(519,871)
Treasury stock, at cost (392 shares)	(24)	(24)
Total stockholders' equity (deficit)	(7,908)	14,289
Total liabilities and stockholders' equity (deficit)	$52,753	$68,620
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue, net	$7,514	$6,497	$13,917	$12,578
Cost of goods sold	3,796	3,405	7,154	6,589
Gross margin	3,718	3,092	6,763	5,989
Operating expense:
Research and development	1,866	1,860	3,536	3,924
Selling, general and administrative	14,907	11,228	30,158	22,693
Total operating expense	16,773	13,088	33,694	26,617
Operating loss	(13,055)	(9,996)	(26,931)	(20,628)
Other income (expense), net:
Interest expense, net	(958)	(939)	(1,819)	(1,878)
Other income (expense), net	(6)	(25)	47	(28)
Total other income (expense), net	(964)	(964)	(1,772)	(1,906)
Loss before income taxes	(14,019)	(10,960)	(28,703)	(22,534)
Provision for income taxes	—	—	—	—
Net loss	$(14,019)	$(10,960)	$(28,703)	$(22,534)
Preferred stock dividend	$(550)	$(550)	$(1,100)	$(1,100)
Net loss attributable to common stockholders	$(14,569)	$(11,510)	$(29,803)	$(23,634)
Net loss per share of common shares outstanding - basic and diluted	$(2.73)	$(12.46)	$(5.64)	$(36.97)
Weighted average common shares outstanding - basic and diluted	5,333,422	923,727	5,287,659	639,358
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity / (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Three and Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance-December 31, 2018	2,750,000	$3	4,997,152	$5	392	$(24)	$534,176	$(519,871)	$14,289
Share-based compensation expense	—	—	—	—	—	—	1,069	—	1,069
Issuance of common stock through sales agreement, net of fees	—	—	109,117	—	—	—	773	—	773
Issuance of common stock with exercise of Series B warrants	—	—	2,096	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	(14,684)	(14,684)
Balance-March 31, 2019	2,750,000	$3	5,108,365	$5	392	$(24)	$536,038	$(534,555)	$1,467
Share-based compensation	—	—	—	—	—	—	813	—	813
Issuance of common stock through sales agreement, net of fees	—	—	879,859	1	—	—	3,830	—	3,831
Net loss	—	—	—	—	—	—	—	(14,019)	(14,019)
Balance-June 30, 2019	2,750,000	$3	5,988,224	$6	392	$(24)	$540,681	$(548,574)	$(7,908)

	Three and Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance-December 31, 2017	2,750,000	$3	350,118	$—	392	$(24)	$469,884	$(473,921)	$(4,058)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation	—	—	—	—	—	—	1,029	—	1,029
Restricted stock vested	—	—	1,500	—	—	—	—	—	—
Issuance of common stock as a result of Employee Stock Purchase Program	—	—	2,755	—	—	—	137	—	137
Net Loss	—	—	—	—	—	—	—	(11,574)	(11,574)
Balance-March 31, 2018	2,750,000	$3	354,373	$—	392	$(24)	$471,050	(485,516)	(14,487)
Share-based compensation	—	—	—	—	—	—	1,011	—	1,011
Issuance of common stock as a result of public offering, net of fees	—	—	765,000	1	—	—	24,358	—	24,359
Issuance of common stock as a result of Purchase Agreements, net of fees	—	—	102,121	—	—	—	2,885	—	2,885
Commitment fee for Second Purchase Agreement	—	—	13,193	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(10,960)	(10,960)
Balance-June 30, 2018	2,750,000	$3	1,234,687	$1	392	$(24)	$499,304	$(496,476)	$2,808
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(28,703)	$(22,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	600	660
Change in right-of-use assets	145	—
Amortization of financing costs	13	9
Noncash interest expense	1,476	2,007
Share-based compensation expense	1,882	2,040
Obsolete inventory reserve	636	196
Change in fair value of derivative liabilities	—	4
Impairment of assets	—	20
Sales return provision	175	(158)
Changes in:
Accounts receivable	648	(870)
Inventories	(2,421)	870
Prepaid expense and other current assets	(269)	(538)
Other assets	(151)	(175)
Accounts payable	(176)	(1,473)
Accrued expense	2,199	166
Operating lease liabilities	(127)	—
Deferred rent liability	—	39
Net cash used in operating activities	(24,073)	(19,737)
Investing activities
Acquisition of property and equipment	(1,026)	(813)
Net cash used in investing activities	(1,026)	(813)
Financing activities
Repayment of finance lease	(59)	(46)
Proceeds from issuance of common stock and exercise of warrants, net of fees	4,659	27,542
Proceeds from issuance of common stock through ESPP	—	137
Net cash provided by financing activities	4,600	27,633
Net increase (decrease) in cash and cash equivalents	(20,499)	7,083
Cash and cash equivalents-beginning of period	47,758	25,961
Cash and cash equivalents-end of period	$27,259	33,044
Supplemental disclosures of cash flow information
Right-of-use assets	$2,592	$—
Operating lease liability	$2,700	$—
Deferred rent	$109	$—
Cash interest payment on long-term debt	$764	$—
Commitment fee for Second Purchase Agreement	$—	$429
Deferred revenue reduction	$—	$1,638
Sales return reserve	$—	$778
Deferred cost of goods sold reduction	$—	$539
Accrued distribution fees and managed care costs	$—	$343
Noncash investing and financing
Capital lease obligation	$—	$315
Accrued offering costs	$—	$298
Property and equipment additions included in accounts payable	$190	$—
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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of June 30, 2019, the Company had $27.3 million in cash and cash equivalents ($0.5 million of which is restricted cash). The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of $548.6 million as of June 30, 2019. The Company's Term Loan (as defined below) includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. Based on its current business plan assumptions and expected cash burn rate, excluding potential share sales associated with its financing agreements discussed below, the Company believes that it has sufficient cash and cash equivalents to fund its current operations into the first quarter of 2020. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

On January 26, 2018, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, shares of the Company’s common stock (the “Placement Shares”) up to the amount currently authorized in an effective registration statement. FBR has the option to decline any sales orders at its discretion. The issuance and sale of the Placement Shares are made pursuant to the terms of the Sales Agreement and a prospectus supplement on Form S-3, dated March 22, 2019, to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-220799), which was filed with the Securities and Exchange Commission (“SEC”) on October 4, 2017, and declared effective by the SEC on December 15, 2017, which provides for the sale and issuance of up to approximately $10.3 million of Placement Shares. During the six months ended June 30, 2019, the Company sold 988,976 shares at an average $4.83 per share and received net proceeds of $4.6 million. During the third quarter of 2019 through August 7, 2019, the Company sold an additional 1,169,415 shares at an average of $3.99 per share for net proceeds of $4.5 million. As of August 7, 2019, the Company has $0.8 million remaining available for sale under the current prospectus supplement, pursuant to the Sales Agreement.

On June 11, 2018, the Company entered into a purchase agreement (the “Second Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 7,500 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company's common stock (the “Purchase Shares”). At the 2019 annual meeting of stockholders (the “Annual Meeting”) held on May 16, 2019 the stockholders approved pursuant to Nasdaq Listing rules 5635(b) and 5635(d) the potential issuance of shares of the Company's common stock, to Aspire Capital of up to $21.0 million under the Second Purchase Agreement. As a result, the Second Purchase Agreement exchange cap restricting the amount of shares that may be sold to Aspire Capital was removed. The purchase agreement provides that the Company and Aspire Capital shall not effect any sales under the closing sale price of its common stock that is less than $1.00. For the three and six months ended June 30, 2019, the company sold no shares under the Second Purchase Agreement. As of June 30, 2019, the Company has $19.7 million remaining available to sell under the Second Purchase Agreement.

The Company completed a public offering on November 16, 2018 for net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions of $2.7 million and offering expenses of $0.8 million. This offering also included 3,750,000 Series A warrants and 3,750,000 Series B warrants. The Series A warrants, if exercised at the exercise price of $12.00 per share prior to their expiration date of five years after issuance, could generate an additional $45.0 million before fees. The Series B warrants, if exercised at the exercise price of $9.60 per share prior to their expiration date of nine months after issuance, could generate $36.0 million before fees. As of June 30, 2019 a total of 2,096 Series B warrants were exercised at $9.60 per share for de minimis net proceeds.

There is uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement, as well as the ability to receive proceeds from the exercise of the Series A and B warrants. This uncertainty makes our ability to provide enough cash to fund operations beyond the first quarter of 2020 unknown. The Company is actively pursuing additional sources of financing to fund its operations. The Company can provide no assurances that additional financings will be consummated on acceptable terms, or at all. If the Company is unable to effect a sufficient financing or capital raise, there could be a material adverse effect on the Company.

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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2019 may not be indicative of results for the full year.
Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Reverse Stock Split
On May 20, 2019(the “Effective Date”), the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1–for–20 reverse stock split of the Company's outstanding shares of common stock. Such amendment and ratio were previously approved by the Company's stockholders and board of directors, respectively. As a result of the reverse stock split, every twenty shares of the Company's outstanding pre–

reverse split common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. Stockholders who would otherwise have held a fractional share of common stock received payment in cash in lieu of any such resulting fractional shares of common stock, as the post–reverse split amounts of common stock were rounded down to the nearest full share. Unless otherwise noted, all share and per share information included in the financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

Change in Accounting Principle

The Company adopted Accounting Standards Codification 842, Leases (“ASC 842”) in the first quarter of 2019. As a result, the Company updated its significant accounting policies for leases below. Refer to Note 11 for additional information related to the Company's lease arrangements.

Leases

The Company has two leased buildings in Bridgewater, New Jersey and Marlborough, Massachusetts, that are classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company's condensed consolidated balance sheet. Finance (capital) leases are included in property and equipment. The Company additionally has two service contracts that were determined to be embedded leases within the scope of ASC 842, and accordingly are accounted for as ROU assets.
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
Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expenses, while interest expense for finance (capital) leases is recognized using the effective interest method. In addition, as defined by ASC 842 the Company tested its service contracts for embedded leases. For an asset to be considered as a lease in the contract the asset must meet the following criteria: 1) the asset must be explicitly or implicitly specified in the contract; 2) the asset must be physically distinct; and 3) the supplier does not have a substantive substitution right. Once an asset is determined to be an embedded lease it is then tested to determine if it is an operating or financing lease. Embedded leases are determined to be operating leases if the contractual term is less than 75% of the estimated economic life, the allocated cash flows are less than 90% of the fair market value to purchase these assets, there is no purchase option (bargain or otherwise), there is no transfer of ownership at the end, and the assets are not so customized to the Company's needs that they could not be reworked to use for another customer.
The standard was effective for the Company beginning January 1, 2019. The Company elected the available practical expedients on adoption. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The Company's accounting for finance (capital) leases remained substantially unchanged. Adoption of this standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases and had the following impact to the reported results as of December 31, 2018 on our condensed consolidated financial statements:

	As Reported		Adjusted
Consolidated State of Financial Condition	December 31, 2018	New Lease Standard Adjustment	January 1, 2019

Right-of-use assets	$—	$1,566	$1,566
Current portion of operating lease obligations	—	272	272
Operating lease long term lease obligations	—	1,403	1,403
Current portion of financing lease obligations	123	—	123
Deferred rent	109	(109)	—
Long term financing lease obligations	140	—	140
Significant Accounting Policies
Aside from the adoption of ASC 842, as described above, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in Valeritas Holdings, Inc.'s 2018 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2018.
Recently Issued Accounting Standards Not Yet Adopted

On August 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company is currently evaluating the impact of adopting this standard.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. The guidance will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The Company is currently evaluating the impact of adopting this standard.
In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on and instrument by instrument basis. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company is currently evaluating the impact of adopting this standard.

4. Revenue from Contract with Customers
The majority of the Company’s revenue is generated from V-Go sales in the United States to third-party wholesalers and medical supply distributors that, in turn, sell this product to retail pharmacies or directly to patients. A portion of the Company's revenue is also generated from V-Go sales to international medical supply distributors. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To perform revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:

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
5. Inventory
Inventory, net consists of:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Raw materials	$1,892	$1,355
Work in process	2,986	3,110
Finished goods	3,731	2,359
Total	$8,609	$6,824

The Company states inventories at the lower of first-in, first-out cost, or net realizable value. Stated inventories include material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at June 30, 2019 and December 31, 2018 were $0.8 million and $0.2 million, respectively.
6. Property and Equipment
Property and equipment consisted of the following:

(Dollars in thousands)	Useful lives	June 30, 2019	December 31, 2018
Machinery and equipment	5-10	$11,769	$10,712
Computers and software	3	2,083	2,017
Leasehold improvements	6-10	408	408
Office equipment	5	89	89
Furniture and fixtures	5	187	187
Construction in process		1,341	1,248
Total		15,877	14,661
Accumulated depreciation		(9,164)	(8,564)
Property and equipment, net		$6,713	$6,097
Depreciation expense for the three months ended June 30, 2019 and 2018 was $0.3 million and $0.3 million. Depreciation expense for the six months ended June 30, 2019 and 2018 was $0.6 million and $0.7 million, respectively.

7. Accrued Expenses and Other Current Liabilities
The Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Compensation	$3,849	$3,766
Distribution agreements and managed care costs	3,692	2,658
Marketing services	659	251
Returns Reserve	795	621
Professional fees	885	832
Other accruals	1,346	723
Total accrued expenses and other current liabilities	$11,226	$8,851

8. Debt
The Company had the following long–term debt, net of issuance costs outstanding:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Senior Secured Debt, net	$25,000	$25,000
Issuance costs	(91)	(104)
Payment-in-kind (PIK) interest	13,055	11,758
Total Senior Secured Debt, net	37,964	36,654
Other Note Payable, net	2,500	2,500
Payment-in-kind (PIK) interest	1,216	1,038
Total Other Note Payable, net	3,716	3,538
Total Debt	$41,680	$40,192

Senior Secured Debt
On May 23, 2013, the Company entered into the Term Loan (as defined below) of $50.0 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term (the “Term Loan” or the “Senior Secured Debt”). The Term Loan is secured by substantially all of the Company’s assets, including its material intellectual property. The Company later entered into a series of forbearance agreements to modify the Term Loan. The terms of the most recently executed amendment of the Term Loan agreement, dated February 9, 2017, bears interest at 11% per annum and allows the interest-only period of the Term Loan to extend to March 31, 2022, requires quarterly cash interest payments of 8% per annum beginning June 30, 2019, extends the deadline for full payment under the Term Loan agreement to March 31, 2022 and brings the Company’s minimum covenant cash and cash equivalent requirements to $2.0 million. As of June 30, 2019, the Company was in compliance with the financial covenant in the restructured Term Loan agreement. On March 28, 2017, $25.0 million of the Term Loan was converted to preferred shares upon completion of the public offering at a pre-split conversion rate of $10.00 per preferred share. CRG received 2,500,000 preferred shares.
During the three months ended June 30, 2019 and 2018, the Company incurred cash interest expense of $0.8 million and no cash interest, respectively and non-cash interest expense of $0.3 million and $0.9 million, respectively. During the six months ended June 30, 2019 and 2018, the Company incurred cash interest expense of $0.8 million and no cash interest, respectively and non-cash interest expense of $1.3 million and $1.8 million, respectively.

Other Note Payable
In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note or (the “Other Note Payable”), to WCAS Capital Partners IV, L.P., or WCAS. The Company later entered into a series of forbearance agreements to modify the WCAS note. The terms of the most recently executed amendment of the WCAS note, dated May 23, 2013 and as amended March 28, 2017 bears interest at 10% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. No interest payments are required during the term of the loan. The Company may pay off the WCAS Note at any time without penalty. On March 28, 2017, $2.5 million of the WCAS Note was converted to preferred shares upon completion of the public offering at a conversion rate of $10.00 per share. WCAS received 250,000 preferred shares.
During the three months ended June 30, 2019 and 2018, the Company incurred non-cash interest expense of $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2019 and 2018, the Company incurred non-cash interest expense of $0.2 million and $0.2 million, respectively.

9. Warrants

The Company issued 519 warrants to acquire shares of its common stock to the agents in the private placement offering that was conducted as part of the 2016 Merger (the “PPO”). The warrants have a term of five years.

At December 31, 2018, the Company had 519 private placement warrants outstanding an exercisable, with a weighted average exercise price of $8.80 and a weighted average remaining life of 2.3 years. No warrants were exercised during the three and six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company sold shares of its common stock under the Sales Agreement. Pursuant to the terms of the warrants issued, the exercise price of the warrants was reduced as a result of the offerings. The financial statement effect was de minimis. At June 30, 2019, the Company had 519 private placement warrants outstanding and exercisable, with a weighted average exercise price of $8.05 and a weighted average remaining life of 1.8 years.

On November 16, 2018, the Company's public offering of 3,750,000 shares of common stock at a purchase price of $9.60 per share for net proceeds of approximately $32.5 million included in the purchase of each share of common stock one Series A warrant and one Series B warrant. Each Series A warrant has an exercise price of $12.00 per share. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $9.60 per share. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance. As of June 30, 2019, a total of 2,096 Series B warrants have been exercised for de minimis net proceeds. As of June 30, 2019, no Series A warrants have been exercised.

The activities of the common stock warrants are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2018	7,500,000	$10.80	2.8 years
Warrants exercised	2,096	9.60	—
Outstanding and exercisable—June 30, 2019	7,497,904	$10.80	2.3 years

10. Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2019 and December 31, 2018 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement.
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

During 2018, the Company received an offer from Roche Diabetes Care, Inc. (“Roche”) to license its US Patent No. 6,736,795 (the ‘795 patent), which expires on September 23, 2020, and is alleged to cover the Company's V-Go product. The Company does not believe the ‘795 patent to be valid, infringed, and/or enforceable, and therefore does not view Roche’s allegation as having merit. The Company also understands that Roche has never practiced the ‘795 Patent and Roche permitted the European equivalent patent to lapse.  Accordingly, the Company declined Roche’s offer of a license to the ‘795 patent, and on January 24, 2019, the Company filed two Inter Partes Review petitions, which included three previously unconsidered prior art references, with the Patent Trial and Appeal Board (“PTAB”).  In response, in late February 2019, Roche filed a proceeding in federal court in Delaware seeking an unspecified amount of damages and potential injunctive relief.  On April 24, 2019 Roche filed a preliminary response with the US Patent and Trademark Office in which it statutorily disclaimed or abandoned all but 2 of the claims in the ‘795 patent that Roche had suggested covered the V-Go product. A statutory disclaimer means that the subject matter covered by the claims abandoned by Roche are dedicated to the public and free for any party to use. On July 16, 2019, the Company entered into a settlement agreement (the “Settlement”) with Roche whereby the Company and Roche agreed to terminate all Inter Partes Review proceedings related to the ‘795 patent and dismiss with prejudice all claims and counterclaims asserted by the two parties in connection with the above disclosed dispute. In exchange for the Settlement, Roche has granted the Company a non-exclusive, worldwide license (the “License”) to use the ‘795 patent, upon the terms and conditions set forth in the Settlement. The License will be valid from the date of the Settlement until the ‘795 patent expires and/or is no longer enforceable. In connection with the Settlement, the Company agreed pay to Roche an amount determined not to be material to the Company's financial statements. The settlement has been included in the Company's balance sheet as of June 30, 2019 and will be paid over the next 12 months from the settlement date.

Financing (Capital) Leases

In January and November 2018, the Company executed capital leases with Winthrop Resources Corporation (“Winthrop”) for laptops and other electronic equipment. The initial term of the two leases expire in 2021, then continues year to year until terminated. At the end of the initial term, the Company has the option to purchase the leased equipment in whole for a mutually agreed upon price. The assets under this capital lease were recorded at the present value of the minimum lease payments, which amounted to $0.4 million upon commencement and is depreciated over the term of the lease. The Company is obligated to pay $0.1 million of interest expense under the capital lease. For the six months ended June 30, 2019 and 2018 the gross fixed assets for capital leases were $0.4 million and $0.3 million, respectively. Capital lease depreciation expense was de minimis amounts for the three months ended June 30, 2019 and 2018. Capital lease depreciation expense was de minimis amounts for the six months ended June 30, 2019 and 2018.

Operating Leases
The Company leases buildings in Bridgewater, New Jersey and Marlborough, Massachusetts. The New Jersey lease expires in June 2023. The original Massachusetts lease was to expire February 2024. In 2019, the Company entered into the First Amendment to the Marlborough Massachusetts lease, with payments to commence in June 2019 (the “Massachusetts First Amendment Lease”) . The lease adds 4,076 square feet and extends the term of the lease through February, 2026. In addition to rent expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the building leases. The rental payments include the minimum rentals plus common area maintenance charges. The leases include renewal options. As result of the Massachusetts First Amendment Lease an incremental $0.8 million for the ROU asset and lease liabilities were recorded during the three months ended June 30, 2019.
The Company has a service contract for the manufacturing of its products with a three year term and a separate contract for the packaging and the shipping of its product with an evergreen term, which the Company accounts for as a one and one half year term. These service contracts are recorded in the cost of sales as overhead. Under ASC 842 Leases, the Company tested these service contacts and determined the assets were implicit in the contract, they are distinct and the supplier does not have practical substantive substitution rights. During the three months ended June 30, 2019, the Company recorded an ROU asset and associated liability of $0.2 million for these embedded leases. Both leases are determined to be operating leases as the contractual term is less than 75% of the estimated economic life, the allocated cash flows are less than 90% of the fair market value to purchase these assets, there is no purchase option (bargain or otherwise), there is no transfer of ownership at the end, and the assets are not so customized to the Company's needs that they could not be reworked to use for another customer.
Rent, lease amortization and interest expense under the building leases amounted to $0.1 million for the three months ended June 30, 2019 and 2018, and $0.2 million for the six months ended June 30, 2019 and 2018. The straight line expense for the embedded lease is a de minimis amount per month and is recorded in cost of sales as manufacturing overhead. During the three and six months ended June 30, 2019, the Company recorded ROU assets of $1.0 million and $2.6 million, respectively.

As of June 30, 2019, the Company’s right-of-use assets, lease obligations and remaining cash commitment on the operating leases is as follows:

	Right-of-use Assets	Operating Lease Obligations	Remaining Cash Commitment
Building and embedded operating leases	$2,494	$2,621	$3,418

The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 6.2 years.

Supplemental cash flows information related to leases for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102	$203
Financing cash flows from finance (capital) leases	30	59
Operating cash flows from finance (capital) leases	9	19
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,025	$2,592

At June 30, 2019, the Company had the following minimum operating lease commitments:

Year ending December 31:	Operating Lease Commitments
2019, remaining	$285
2020	612
2021	544
2022	537
2023	446
Thereafter	994
Subtotal	3,418
Imputed interest	(797)
Total	$2,621

Development Agreement

On April 16, 2018, the Company entered into an agreement with Glooko, a leader in diabetes data management. With this agreement, the Company will provide future V-Go SIM (Simple Insulin Management) users with Glooko’s cloud-based mobile and web diabetes data management platform to help track and analyze their diabetes care plan. Users can also share their data with their providers. Pursuant to the agreement, the Company was obligated to pay a one-time integration fee of $0.1 million, as well as an annual maintenance fee of $0.1 million as well as a monthly fee per user. The initial term of the agreement is for 3 years, with renewal options available in yearly increments thereafter. There were no fees associated with this agreement during the six months ended June 30, 2019.

Licensing Agreement
Pursuant to a formation agreement, dated as of August 22, 2006 (the “Formation Agreement”), BioValve and BTI Technologies Inc. (“BTI”), a wholly owned subsidiary of BioValve, contributed to Valeritas, Inc. (formerly Valeritas, LLC) all of their right, title and interest in and to all of the assets, properties and rights of BioValve and BTI to the extent related to BioValve's drug delivery/medical device initiative, consisting of patents and equipment, hereafter referred to as the Device Assets.
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of June 30, 2019 and December 31, 2018, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in V-Go or any current products under development.

12. Stockholder's Equity (Deficit)

On the Effective Date, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. See Note 3 - Basis of Presentation and Significant Accounting Policies.
The Company's capital structure consists of 300,000,000 authorized shares of common stock, par value $0.001 per share and 50,000,000 authorized shares of blank check preferred stock.

Initial Public Offering

On March 28, 2017, the Company closed its initial public offering of 262,500 shares of common stock for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were converted to preferred shares. CRG and WCAS received 2,500,000 and 250,000 of the Company's Series A Preferred Stock, respectively as a result of the conversion.

First Purchase Agreement

On January 7, 2018, the Company entered into the First Purchase Agreement with Aspire Capital. The Company sold an aggregate of 62,543 shares of its common stock and received net proceeds of $1.8 million. The First Purchase Agreement was terminated in June 2018.

Sales Agreement

On January 26, 2018, the Company entered into the Sales Agreement with FBR under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares up to the amount currently authorized in an effective registration statement. FBR has the option to decline any sales orders at its discretion. The issuance and sale of the Placement Shares are made pursuant to the terms of the Sales Agreement and a prospectus supplement on Form S-3, dated March 22, 2019, to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-220799), which was filed with the SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017, which provides for the sale and issuance of up to approximately $10.3 million of Placement Shares. During the three months ended June 30, 2019, the Company sold 879,859 shares at an average $4.49 per share and received net proceeds of $3.8 million . During the six months ended June 30, 2019, the Company sold 988,976 shares at an average $4.83 per share and received net proceeds of $4.6 million. During the third quarter of 2019 through August 7, 2019, the Company sold 1,169,415 shares at an average of $3.99 per share for net proceeds of $4.5 million. As of August 7, 2019, the Company has $0.8 million remaining available for sale under the current prospectus supplement, pursuant to the Sales Agreement.

Spring 2018 Public Offering

The Company completed a public offering on April 26, 2018 in which it sold 685,000 shares and received aggregate net proceeds of approximately $21.8 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $0.4 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of the Company's common stock, as a result of which the Company sold 80,000 shares and received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million.
Second Purchase Agreement

In June 2018, the Company entered into the Second Purchase Agreement with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 7,500 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Purchase Shares over the thirty month term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The Company may sell an aggregate of 236,319 shares of its common stock (which represented 19.99% of the Company’s outstanding shares of common stock on June 11, 2018) without stockholder approval (the “Exchange Cap”). The Company may sell additional shares of its common stock above the 19.99% limit provided that (i) it obtains stockholder approval or (ii) shareholder approval has not been obtained at any time the 236,319 share limitation is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement, including the 13,193 shares of common stock issued to Aspire Capital as consideration for entering into the Purchase Agreement (the “Commitment Shares”) and the 39,578 shares purchased on the date of the agreement (the “Initial Purchase Shares”), is equal to or greater than $32.40 (the “Minimum Price”), which was the consolidated closing bid price (adjusted for reverse stock split) of the Company’s common stock on the date it entered into the Second Purchase Agreement. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Purchase Agreement at a price per share less than $1.00. Through June 30, 2019, the Company has issued an aggregate of 60,271 shares of its common stock to Aspire Capital pursuant to the Second Purchase Agreement (including 13,193 shares issued as a commitment fee). There were no shares sold to Aspire Capital during the three and six months ended June 30, 2019.

At the 2019 Annual Meeting, the shareholders approved pursuant to Nasdaq Listing rules 5635(b) and 5635(d), of the potential issuance of shares of the Company’s common stock, par value $0.001 (the “Common Stock”), to Aspire Capital, LLC. As a result the exchange cap restricting the amount of shares that may be sold to Aspire Capital was removed. Shareholder approval was granted for the potential issuance of up to $21.0 million of the Company's common stock under the purchase agreement. The purchase agreement provides that the Company and Aspire Capital shall not effect any sales under the closing sale price of its common stock that is less than $1.00.

Fall 2018 Public Offering

On November 16, 2018, the Company completed a public offering of 3,750,000 shares of common stock at a purchase price of $9.60 per share and received aggregate net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions of $2.7 million and offering expenses of $0.8 million. Included in the purchase of each share of common stock was 3,750,000 Series A warrants and 3,750,000 Series B warrants. Each Series A warrant has an exercise price of $12.00 per share. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $9.60 per share. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance. Series A warrants outstanding as of June 30, 2019 were 3,750,000 at an exercise price of $12.00 and Series B warrants outstanding were 3,747,904 at an exercise price of $9.60.
Nasdaq Notifications

On December 31, 2018 the Company received a written notification from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market because its minimum bid price was less than $1.00 per share for 30 consecutive business days. The notification letter provided that the Company had 180 calendar days, or until July 1, 2019 to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company's common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company did not regain compliance by July 1, 2019, an additional 180 days could have been granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split. On the Effective Date, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock.
On June 25, 2019, the Company received written notification (the “MVLS Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon Nasdaq’s review of the Market Value of Listed Securities (“MVLS”) for the last 30 consecutive business days preceding the date of notification, the Company no longer meets the minimum MVLS of $35 million as set forth in Nasdaq Listing Rule 5550(b)(2). In accordance with the MVLS Notice, the Company has a period of 180 calendar days, or until December 23, 2019, to regain compliance with Nasdaq Listing Rule 5550(b)(2). In order to regain compliance, the Company must maintain an MVLS of at least $35 million for a minimum of ten consecutive business days during the 180-day compliance period. In lieu of complying with the MVLS requirement, the Company may also regain compliance with Nasdaq if it achieves stockholders’ equity of at least $2.5 million by December 23, 2019, in accordance with the Equity Standard for continued listing on the Nasdaq Capital Market. If the Company does not regain compliance with the MVLS requirement, or otherwise comply with the Equity Standard by December 23, 2019, Nasdaq will notify the Company of its determination to delist its common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

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

The holders of shares of Series A Preferred Stock are entitled to receive cumulative annual dividends at a rate of $8 per every $100 of Series A Preferred Stock, payable either in cash or in shares of the Company's common stock, at each holder’s election; provided, that to the extent any holder elects to receive cash dividends, such dividends shall accrue from day to day and be payable only upon a Deemed Liquidation Event (as defined in the Certificate of Designation). The shares of Series A Preferred Stock have no voting rights. The Company has the right to redeem all or less than all of the Series A Preferred Stock, at any time, at a price equal to the Series A Conversion Price, as adjusted, plus any accrued but unpaid dividends. In the event of a Deemed Liquidation Event, upon board approval, the holders of Series A Preferred Stock are eligible to receive the greater of (i) $27.5 million, plus accrued but unpaid dividends or (ii) what they would have received as a holder of common stock had they converted their shares of Series A Preferred Stock into shares of the Company's common stock immediately prior to the Deemed Liquidation Event. Furthermore, shareholders of Series A Preferred Stock will have preferential treatment to common shareholders, however, they are only entitled to receive the same form of consideration upon the occurrence of a Deemed Liquidation Event. To the extent permitted under Delaware law, the holders of shares of Series A Preferred Stock have the right to prevent the Company from liquidating, dissolving, amending the Company's governing documents in a manner that affects the rights of the Series A Preferred Stock, authorizing shares of capital stock on parity or senior to the Series A Preferred Stock, or issuing any shares of Series A Preferred Stock to any individual, entity or person other than CRG or WCAS.
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

During calendar year 2018, our employees purchased 7,718 shares under the ESPP and all the plan shares were issued as of December 31, 2018 and the Company suspended the Employee Stock Purchase Plan.

In May 2019, the Company's shareholders approved the amended and restated ESPP which (i) provides an additional 75,000 shares of common stock for issuance thereunder, and (ii) provides for an increase in the automatic annual increase in the number of shares available for issuance under the current ESPP from 0.25% of the total number of shares of common stock outstanding as measured as of the last trading day in the immediately preceding calendar year to 1.0%. For the six months ended June 30, 2019, no purchase rights have been requested. The Company has not authorized a new offering period to begin as of the date of this filing.

2018 Inducement Plan

In November 2018, the Company established the 2018 Inducement Plan (the “2018 Plan”). The 2018 Plan is intended to (i) help the Company secure and retain the services of eligible award recipients, (ii) provide an inducement material for such persons to enter into employment with the Company, (iii) provide incentives for such persons to exert maximum efforts for the success of the Company and any Affiliate and (iv) provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Company made 50,000 shares available for issuance under the 2018 Plan. During the six months ended June 30, 2019 the Company granted 17,998 shares under the 2018 Plan and an aggregate of 32,002 shares of the Company's common stock were available for issuance.

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
Stock Options

The Company's 2016 Equity Incentive Compensation plan (the “2016 Plan”) was established on May 3, 2016. The 2016 Plan permits the Company to grant cash, stock and stock-based awards to its employees, consultants and directors. The 2016 Plan includes (i) the discretionary grant program under which eligible persons may be granted options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, or stock appreciation rights, or SARs; (ii) the stock issuance program under which eligible persons may be issued direct stock, restricted stock awards, restricted stock units, performance shares or other stock-based awards; and (iii) the incentive bonus program under which eligible persons may be issued performance unit awards, dividend equivalent rights or cash incentive awards. The Company initially had 105,800 options available for issuance under the 2016 plan.

In July 2018, the Company's shareholders approved an amendment to the 2016 Plan and as a result, a total of 400,000 options were made available for issuance under the 2016 Plan. On January 1, 2019 an additional 199,896 options became available for issuance pursuant to the 2016 Plan's evergreen provision. At June 30, 2019, an aggregate of 37,818 options were available for future issuance under the 2016 Plan.
The combined 2016 Employee Equity Compensation Plan Stock and 2018 Inducement Plan option activity for the six months ended June 30, 2019 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	368,226	$62.55	9.32	$—
Granted	223,410	8.34	—	$—
Forfeited / Canceled	(10,927)	65.36	—	—
Options outstanding at June 30, 2019	580,709	$41.64	9.24	$—
Vested and exercisable	70,970	$233.73	7.73	$—

Share based compensation expense related to options issued under the 2016 Plan and 2018 Inducement Plan was $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively. Share based compensation expense related to options issued under the 2016 Plan and 2018 Inducement Plan was $1.0 million and $2.0 million for the three and six months ended June 30, 2018, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2019 was $1.08 and $6.17, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2018 was $25.40 and $45.60, respectively. The total grant date fair value of options granted during the three and six months ended June 30, 2019 was a de minimis amount and $1.4 million, respectively. The total grant date fair value of options granted during the three and six months ended June 30, 2018 was $0.1 million and $1.2 million, respectively.

There have been no option exercises under both plans. As of June 30, 2019 there remained $4.9 million of unrecognized share-based compensation expense related to unvested stock options issued to be recognized as expense over a weighted average period of 1.74 years.
The fair value of the options in both plans at the date of issuance was estimated based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend yield	—	—	—	—
Expected volatility	99.36%	97.83%	98.98%	93.49%
Risk-free rate of return	2.47%	2.85%	2.50%	2.63%
Expected term (years)	5.92	6.01	5.93	5.95
Fair Value per share	$1.08	$25.40	$6.17	$45.60

13. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note (see Note 8). Certain affiliates of WCAS are also common stock shareholders as of June 30, 2019.

On May 23, 2013, the Company entered into the Term Loan with CRG (see Note 8). CRG is also a common stock and preferred stock shareholder as of June 30, 2019.

On March 28, 2017, CRG participated in the Company's initial public offering of common stock, in which it acquired 200,000 shares for $40.0 million.

On November 16, 2018, CRG participated in the Company's public offering of common stock, and acquired 750,000 shares for $7.2 million. Concurrent with the acquisition of public stock, CRG acquired 750,000 Series A warrants and 750,000 Series B warrants. As of June 30, 2019, CRG has not exercised any warrants.

CRG held an aggregate of 1,009,298 of the Company's common stock at June 30, 2019.
As of June 30, 2019, CRG and WCAS held an aggregate of 2,500,000 and 250,000 shares of the Company's Series A Preferred Stock, convertible into 125,000 and 12,500 shares of common stock, respectively.
14. Net Loss Per Share
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2019 and 2018 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

Holders of Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding at June 30, 2019 and 2018 were not included in the computation of common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	580,709	105,979	580,709	105,979
Private placement offering (PPO) warrants	519	519	519	519
Series A & B warrants	7,497,904	—	7,497,904	—
Preferred Stock	137,500	137,500	137,500	137,500
Employee Stock Purchase Program	—	3,320	—	3,320
Total	8,216,632	247,318	8,216,632	247,318

15. Subsequent Events

On July 16, 2019, the Company entered into the Settlement with Roche whereby the Company and Roche agreed to terminate all Inter Partes Review proceedings related to the ‘795 patent and dismiss with prejudice all claims and counterclaims asserted by the two parties in connection with the previously disclosed dispute. See Note 11 - Commitments and Contingencies, for more information.

On July 26, 2019, the Company filed a Registration Statement on Form S-1 to register 4,000,000 shares of the aggregate potential additional shares of common stock that the Company may issue to Aspire Capital pursuant to the Second Purchase Agreement following the results of the Company’s May 2019 Annual Meeting vote. See Note 12 - Stockholder's Equity (Deficit), for more information.

During the third quarter of 2019 through August 7, 2019, the Company sold 1,169,415 shares at an average of $3.99 per share for net proceeds of $4.5 million under the Sales Agreement with FBR. See Note 12 - Stockholder's Equity (Deficit), for more information.

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

Our primary market consists of approximately 5.6 million of these patients who currently take insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population represents a $20.5 billion annual U.S. market when applying the annual wholesale acquisition cost, or WAC, of V-Go to the 4.5 million patients not achieving glycemic control. WAC is the gross price paid by wholesalers and does not take into account fees, discounts, and rebates from us. If we were able to capture even 15% of this 4.5 million patient population, that would represent $3.0 billion in annual revenue. The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein.

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

Reverse Stock Split
On May 20, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1–for–20 reverse stock split of our outstanding shares of common stock. Unless otherwise noted, all share and per share information included in this report have been retroactively adjusted to reflect the reverse stock split.

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

In 2018, we expanded our distribution network to include certain international distributors. Although we have entered into distribution agreements with distributors in several international countries, V-Go is currently only available for distribution in Australia, New Zealand and Italy. We do not expect to see meaningful revenue from these distribution agreements, or the other countries with which we have entered into distribution agreements, until 2020. Additionally in 2018, we entered into an agreement with an international contract research organization to begin the medical device registration process for V-Go in China and expect the number of countries in which V-Go is available to increase as we continue to grow and expand our network of international agreements.
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
We expect our research, development and engineering expenses to increase from current levels as we initiate and advance our development projects, including both the V-Go SIM™ (Simple Insulin Management) and V-Go Prefill devices, in addition to continuing to pursue clinical studies with insulin.
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
Other Income (Expense)
Other income (expense), net primarily consists of interest expense and amortization of debt discount associated with our loan agreements with Capital Royalty Group, or CRG, and WCAS Capital Partners IV, L.P., or WCAS, partially offset by interest income from cash equivalents.

Results of Operations
Results of Operations for the Three Months Ended June 30, 2019 and 2018
The following is a comparison of revenue and expense categories for the three months ended June 30, 2019 and 2018:

(Dollars in thousands)	Three Months Ended June 30,		Change
	2019	2018	$	%
Revenue, net	$7,514	$6,497	1,017	15.7%
Cost of goods sold	3,796	3,405	391	11.5%
Gross margin	3,718	3,092	626	20.2%
Operating expense:
Research and development	1,866	1,860	6	0.3%
Selling, general and administrative	14,907	11,228	3,679	32.8%
Total operating expense	16,773	13,088	3,685	28.2%
Operating loss	(13,055)	(9,996)	(3,059)	30.6%
Other income (expense), net:
Interest expense, net	(958)	(939)	(19)	2.0%
Other income (expense), net	(6)	(25)	19	(76.0)%
Total other income (expense), net	(964)	(964)	—	—%
Net loss	$(14,019)	$(10,960)	(3,059)	27.9%

Results of Operations
Results of Operations for the Six Months Ended June 30, 2019 and 2018
The following is a comparison of revenue and expense categories for the six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Six Months Ended June 30,		Change
	2019	2018	$	%
Revenue, net	$13,917	$12,578	1,339	10.6%
Cost of goods sold	7,154	6,589	565	8.6%
Gross margin	6,763	5,989	774	12.9%
Operating expense:
Research and development	3,536	3,924	(388)	(9.9)%
Selling, general and administrative	30,158	22,693	7,465	32.9%
Total operating expense	33,694	26,617	7,077	26.6%
Operating loss	(26,931)	(20,628)	(6,303)	30.6%
Other income (expense), net:
Interest expense, net	(1,819)	(1,878)	59	(3.1)%
Other income (expense), net	47	(28)	75	(267.9)%
Total other income (expense), net	(1,772)	(1,906)	134	(7.0)%
Net loss	$(28,703)	$(22,534)	(6,169)	27.4%

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue, net
Revenue was $7.5 million for the three months ended June 30, 2019, compared to $6.5 million for the three months ended June 30, 2018, an increase of $1.0 million or 15.7%. Overall total prescriptions increased by 22% in Q2 2019 as compared to the same period in 2018. Because of our high touch and higher service sales and marketing model and the planned increase in our field sales force, we generated year-over-year total and new prescription growth of 36% and 42% respectively in our targeted accounts for the three months ended March 31, 2019 as compared to the same period in 2018. This represents the sixth consecutive quarter that we have realized year-over year total prescription growth in these accounts. This growth was partially offset by an expected decline in the second quarter of 2019 of total prescriptions in our non-targeted accounts by 7% when compared to the same period in 2018. We continue to see important signs of stabilization in these territories. The total volume of V-Go sold kits during the three months ended June 30, 2019 grew by 18% as compared to the same period in 2018. This volume growth was partially offset by a decrease of 2% in average net prices realized during the three months ended June 30, 2019 as compared to the same period in 2018. This net price decrease was primarily the result of the mix of volume through our contracted preferred commercial and Medicare Part-D plans. We implemented a 6.0% WAC price increase late in the first quarter of 2019, and an 8.0% increase in the second quarter of 2018.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $3.8 million for the three months ended June 30, 2019, compared to $3.4 million for the three months ended June 30, 2018, an increase of $0.4 million driven by increased sales volume. As a percentage of revenue, cost of goods sold decreased during the three months ended June 30, 2019 to approximately 50.5% from approximately 52.4% during the three months ended June 30, 2018.
Our gross profit as a percentage of revenues, or gross margin, for the three months ended June 30, 2019 was 49.5%, compared to 47.6% for the three months ended June 30, 2018. The increase in gross margin was driven by manufacturing efficiencies, which benefited from an 18% increase in unit sales volume, and was partially offset by a 2% decrease in our net selling price.
Research and Development Expense

Total research and development expenses were $1.9 million for the three months ended June 30, 2019 and 2018. Changes in R&D spend are driven mostly by the timing of variable external service expenditures regarding the development of our V-Go SIM device. We expect to introduce V-Go SIM in the U.S. on a limited basis by the end of 2019, although we do not expect full market introduction to occur until 2020.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $14.9 million for the three months ended June 30, 2019, compared to $11.2 million for the three months ended June 30, 2018, an increase of $3.7 million. The increase in expenses was due primarily to a planned 50% increase in our U.S. field sales force in 2019. We also increased our other commercial spend by 15%, driven partially by growth in our V-Go Cares program which included an expansion of our contract trainers and our live coaching program, as well as some additional promotional programs related to the larger sales force. The remainder of the increase was due to non-recurring legal costs related to the settlement agreement with Roche Diabetes Care, Inc., or Roche.
Other Income (Expense), net
Interest expense, net was $1.0 million for the three months ended June 30, 2019, compared to $0.9 million for the three months ended June 30, 2018, an increase of less than $0.1 million. The decrease in the net expense was due primarily to the increased interest income earned from cash equivalents.
Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue, net

Revenue was $13.9 million for the six months ended June 30, 2019, compared to $12.6 million for the six months ended June 30, 2018, an increase of $1.3 million or 11%. The increase was driven by a 13% growth in volume, which was primarily due to our high touch and higher service sales and marketing model, and the increase of our field sales force during 2019. During the six months ended June 30, 2019 and on a year-over-year basis, total prescriptions grew 19%, and new prescriptions increased by 18%. In our targeted accounts, total and new prescriptions grew 33% and 38% year-over-year, respectively. In our non-targeted accounts, prescriptions declined by 8% and 10% for total and new prescriptions respectfully year-over-year. We realized a net selling price decrease of 2% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The net selling price decrease was driven by an increased mix of volume through our contracted preferred commercial and Medicare Part-D plans, accompanied by an increase in our net average copay card costs. These reductions offset the WAC price increases that we implemented of 6% and 8% respectively late in the first quarter of 2019 and in the second quarter of 2018.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $7.2 million for the six months ended June 30, 2019, compared to $6.6 million for the six months ended June 30, 2018, an increase of $0.6 million due to increased sales volume. As a percentage of revenue, cost of goods sold decreased to 51.4% during the six months ended June 30, 2019 from 52.4% during the six months ended June 30, 2018.
Our gross margin for the six months ended
June 30, 2019 was 48.6%, compared to 47.6% for the six months ended June 30, 2018. The increase in gross margin was driven by manufacturing efficiencies, which benefited from a 13% increase in unit sales volume, and was partially offset by a 2% decrease in our net selling price of V-Go.
Research and Development Expense
Total research and development expenses were $3.5 million for the six months ended June 30, 2019, compared to $3.9 million for the six months ended June 30, 2018, a decrease of $0.4 million. The decrease was primarily driven by the timing of variable external service expenditures regarding the development of our V-Go SIM device, as well as the timing of certain clinical studies. As stated above, we expect to introduce V-Go SIM in the U.S. on a limited basis by the end of 2019, although we do not expect full market introduction to occur until 2020.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $30.2 million for the six months ended June 30, 2019, compared to $22.7 million for the three months ended June 30, 2018, an increase of $7.5 million. The increase in expenses was due primarily to a planned 50% increase in our U.S. field sales force in 2019. We also increased our other commercial spend by 24%, driven partially by growth in our V-Go Cares program which included an expansion of our contract trainers and our live coaching program, as well as some additional promotional programs related to the larger sales force. The remainder of the increase was due to non-recurring legal costs related to the settlement agreement with Roche.
Other Income (Expense), net
Interest expense, net was $1.8 million for the six months ended June 30, 2019, compared to $1.9 million for the six months ended June 30, 2018, a decrease of $0.1 million. The decrease in the net expense was due primarily to the increased interest income earned from higher average cash equivalents during the period.

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
We have incurred losses and have experienced negative cash flows from operations in each year since inception. As of June 30, 2019, we had $27.3 million in cash and cash equivalents and an accumulated deficit of $548.6 million. Our restructured Term Loan with CRG, see “Indebtedness - Senior Secured Debt,” includes a liquidity covenant whereby we must maintain a cash balance greater than $2.0 million. We believe that our cash balance and liquidity will not be sufficient to satisfy our operating cash requirement for the next 12 months from the date of this report or to maintain this liquidity covenant, which raises substantial doubt about our ability to continue as a going concern. We expect our current cash and cash equivalents will be sufficient to finance our current operations into the first quarter of 2020. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses. Our ability to fund operations beyond the first quarter of 2020 is dependent on our ability to obtain cash from our common stock purchase agreement, or the Second Purchase Agreement (see Note 2), with Aspire Capital Fund, LLC, or Aspire Capital, that we entered into in June of 2018, our “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc. or FBR, that we entered into on January 26, 2018, and warrant exercises from the November 2018 offering, all of which are described in further detail elsewhere in this report. FBR has the option to decline any sales orders at its discretion. We are not required to sell shares under the Second Purchase Agreement or the Sales Agreement. Through the six months ended June 30, 2019, we have sold 988,976 shares at an average price of $4.83 per share under the Sales Agreement and received net proceeds of $4.6 million.

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

Historically, our sources of cash have included private placement of equity securities, debt arrangements, and cash generated from operations, primarily from the collection of accounts receivable resulting from sales. In 2018, we completed two public offerings for net proceeds of approximately $56.9 million and used the First Purchase Agreement and Second Purchase Agreement to generate an additional $3.1 million of capital, net of fees. In the six months ended June 30, 2019 we generated $4.6 million of capital, net of fees through the Sales Agreement. During the third quarter of 2019 through August 7, 2019, we sold an additional 1,169,415 shares at an average of $3.99 per share for net proceeds of $4.5 million through the Sales Agreement. As of August 7, 2019, we have $0.8 million remaining available for sale under the current prospectus supplement, pursuant to the Sales Agreement.

We are pursuing additional sources of financing to fund our operations. These sources may include the issuance of our equity to new or existing investors.
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(24,073)	$(19,737)
Investing activities	(1,026)	(813)
Financing activities	4,600	27,633
Total	$(20,499)	$7,083
Operating Activities
The increase in net cash used in operating activities by 22.0% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to our sales force expansion, in addition to our increase in working capital which was driven by our planned increase in inventory levels.
Investing Activities
The increase in net cash used in investing activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 of 26.2% was primarily a result of purchases of capital equipment for our production lines, augmenting the already existing lines and corresponding capacity with improved automation.
Financing Activities
The net cash provided by financing activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 decreased by 83.4%. This decrease was primarily driven by the net proceeds of $24.4 million received during the six months ended June 30, 2018 from our public offering.

Indebtedness
Senior Secured Debt
On May 23, 2013, we entered into the Term Loan of $50.0 million with Capital Royalty Group, or CRG, structured as a senior secured loan with a six-year term, which we refer to as the Term Loan or the Senior Secured Debt. The Term Loan is secured by substantially all of our assets, including our material intellectual property. We later entered into a series of forbearance agreements to modify the Term Loan. The terms of the most recently executed amendment of the Term Loan agreement, dated February 9, 2017, bears interest at 11% per annum and allows the interest-only period of the Term Loan to extend to March 31, 2022, requires quarterly cash interest payments of 8% per annum beginning June 30, 2019, extends the deadline for full payment under the Term Loan agreement to March 31, 2022 and brings our minimum covenant cash and cash equivalent requirements to $2.0 million. On March 28, 2017, $25.0 million of the Term Loan was converted to preferred shares upon completion of the public offering at a conversion rate of $10.00 per share. CRG received 2,500,000 preferred shares. As of June 30, 2019, we were in compliance with the financial covenant in the restructured Term Loan agreement. We may, at our discretion, repay the revised loan in whole or in part without any penalty or prepayment fees.

Other Note
In 2011, we issued a $5.0 million senior subordinated note, or the WCAS Note, to WCAS Capital Partners IV, L.P., or WCAS. We later entered into a series of forbearance agreements to modify the WCAS note. The terms of the most recently executed amendment of the WCAS note, dated May 23, 2013 and as amended March 28, 2017 bears interest at 10% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. No interest payments are required during the term of the loan. The Company may pay off the WCAS Note at any time without penalty. On March 28, 2017, $2.5 million of the WCAS Note was converted to preferred shares upon completion of the public offering at a conversion rate of $10.00 per share. WCAS received 250,000 preferred shares.

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

We believe our estimates related to managed care rebates and Medicare rebates, distribution fees, prompt pay and other discounts, and co-pay card redemptions do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.

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
Inventories

Inventories consist of raw materials, work in process and finished goods, which are valued at the lower of cost or net realizable value. Cost is determined on a first in, first out basis and includes material costs, labor and applicable overhead. We review our inventory for excess or obsolescence and write down inventory that has no alternative uses to its net realizable value. Economic conditions, customer demand and changes in purchasing and distribution can affect the carrying value of inventory. As circumstances warrant, we record provisions for potentially obsolete or slow moving inventory and lower of cost or net realizable value inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, future sales forecasts and the estimated fair value of inventory.
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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. No additional impairments to long-lived assets were required during the six months ended June 30, 2019 and 2018, respectively.

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
Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2019.

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
In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on and instrument by instrument basis. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. We are currently evaluating the impact of adopting this standard.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2019, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first six months of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.     Risk Factors

Although we are not required to include risk factors in our Quarterly Report on Form 10-Q because we are a smaller reporting company, we believe the following risk factors are important to highlight in addition to the risk factors described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 6, 2019 and in our subsequent public filings.

Risks Related to Our Business
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
As of June 30, 2019, we had $27.3 million in cash and cash equivalents and an accumulated deficit of $548.6 million. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go. We expect our current cash and cash equivalents will be sufficient to finance our current operations into the first quarter of 2020. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses and assumes no additional cash inflows from other financing activities.
On May 23, 2013, we entered into the Term Loan of $50.0 million with Capital Royalty Group, or CRG, structured as a senior secured loan with a six-year term, which we refer to as the Term Loan or the Senior Secured Debt. The Term Loan is secured by substantially all of our assets, including our material intellectual property. We later entered into a series of forbearance agreements to modify the Term Loan. The terms of the most recently executed amendment of the Term Loan agreement, dated February 9, 2017, bears interest at 11% per annum and allows the interest-only period of the Term Loan to extend to March 31, 2022, requires quarterly cash interest payments of 8% beginning June 30, 2019, extends the deadline for full payment under the Term Loan agreement to March 31, 2022 and brings our minimum covenant cash and cash equivalent requirements to $2.0 million. The restrictive covenant that requires us to maintain an end-of-day balance of $2.0 million in cash or cash equivalents may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions. We therefore may not be able to engage in any of the foregoing transactions if we fail to satisfy our liquidity covenant by maintaining $2.0 million in cash, unless we obtain the consent of the lender or terminate our Term Loan.
In February 2017, we entered into an agreement with CRG and WCAS Capital Partners IV, L.P., or WCAS, to convert a total of $27.5 million of the outstanding principal amount of our debt, including the Term Loan, into shares of Series A Convertible Preferred Stock at a price of $10.00 per share, which was the common stock offering price in our March 2017 public offering. The shares of Series A Preferred Stock are convertible at the option of the holder at any time into shares of common stock (the preferred shares were initially convertible into common stock at a ratio of 1 share of common stock for every 1 share of preferred stock then-outstanding, but following the reverse stock split, the preferred shares are now convertible at a ratio of 1 share of common stock for every 20 shares of preferred stock outstanding). In the event of a Deemed Liquidation Event (as defined in the Certificate of Designation) the holders of Series A Preferred Stock are eligible to receive the greater of (i) $27.5 million, plus accrued but unpaid dividends or (ii) what they would have received as a holder of common stock had they converted their shares of Series A Preferred Stock into shares of our common stock immediately prior to the Deemed Liquidation Event. To the extent permitted under Delaware law, the holders of shares of Series A Preferred Stock have the right to prevent us from liquidating, dissolving, amending our governing documents in a manner that affects the rights of the Series A Preferred Stock, authorizing shares of capital stock on parity or senior to the Series A Preferred Stock, or issuing any shares of Series A Preferred Stock to any individual, entity or person other than CRG or WCAS.

In November 2018, we completed a public offering of 3,750,000 shares of common stock at a purchase price of $9.60 per share and received aggregate net proceeds of approximately $32.5 million, after deducting underwriting discounts, commissions and offering expenses. Included in the purchase of each share of common stock was one Series A warrant and one Series B warrant. Each Series A warrant has an exercise price of $12.00 per share. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. Each Series B warrant has an exercise price of $9.60 per share. The Series B warrants are exercisable commencing from the date of their issuance and will expire nine months from the date of issuance. As of June 30, 2019, a total of 2,096 Series B warrants were exercised at $9.60 per share with de minimis net proceeds.
In January 2018, we entered into a common stock purchase agreement, or the First Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital would be committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the First Purchase Agreement. In June 2018, we terminated the First Purchase Agreement and entered into a second common stock purchase agreement, or the Second Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock over the 30-month term of the Second Purchase Agreement. We sold 62,543 shares of common stock to Aspire Capital under the First Purchase Agreement for net proceeds of approximately $1.8 million, and as of June 30, 2019, have sold 60,271shares of common stock to Aspire Capital under the Second Purchase Agreement for net proceeds of approximately $1.3 million. At the 2019 annual meeting of stockholders, or the Annual Meeting of Valeritas Holdings, Inc., or the Company, held on May 16, 2019, the shareholders approved pursuant to Nasdaq Listing rules 5635(b) and 5635(d), of the potential issuance of shares of our common stock, par value $0.001, or the Common Stock, to Aspire Capital, LLC. As a result the exchange cap restricting the amount of shares that may be sold to Aspire Capital was removed. Shareholder approval was granted for the potential issuance of up to $21.0 million of our common stock under the purchase agreement.
Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. On March 22, 2019 we issued a prospectus supplement relating to the issuance and sale of $10.3 million shares of our common stock. These sales will be made pursuant to the terms of the Sales Agreement. The prospectus supplement updates and supersedes the prior prospectus supplement dated January 26, 2018, and was filed to increase the number of our shares that may be offered from time to time in the offering. As of June 30, 2019 we have sold 988,976 shares at an average $4.83 per share and received net proceeds of $0.8 million.
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

Risks Related to Ownership of Our Common Stock
If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, Nasdaq could delist our common stock.
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

On December 31, 2018 we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market because our minimum bid price was less than $1.00 per share for 30 consecutive business days. The notification letter provided that we had 180 calendar days, or until July 1, 2019 to regain compliance with Nasdaq Listing Rule 5550(a)(2) by maintaining a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days. If we did not regain compliance by July 1, 2019, we may have been granted an additional 180 days to regain compliance, so long as we met The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notified Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we did not qualify for the second compliance period or failed to regain compliance during the second 180-day period, then Nasdaq would have notified us of its determination to delist our common stock, at which point we would have had an opportunity to appeal the delisting determination to a Hearings Panel.

At our 2019 annual meeting of stockholders held on May 16, 2019, or the Annual Meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by our board of directors. On May 20, 2019, we effected a reverse stock split prior to Nasdaq’s July 1, 2019 deadline in order to rectify the aforementioned minimum bid price deficiency. On June 4, 2019, we received a written notification from Nasdaq indicating that we had regained compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock had been at $1.00 per share or greater for the a period of at least 10 consecutive business days. Although we were successful in receiving approval for and implementing the reverse stock split at a ratio that allowed us to regain compliance with Nasdaq’s minimum bid price requirements, the reverse stock split did not and will not cure any additional deficiencies that Nasdaq identified after the Annual Meeting or will identify in the future.

Accordingly, on June 25, 2019, we received a written notification from Nasdaq indicating that, based upon Nasdaq’s review of the Market Value of Listed Securities, or MVLS, for the 30 consecutive business days preceding the date of the notification, we no longer meet the minimum MVLS of $35 million as set forth in Nasdaq Listing Rule 5550(b)(2). In accordance with the notification letter, we have 180 calendar days, or until December 23, 2019 to regain compliance with Nasdaq Listing Rule 5550(b)(2). To regain compliance, we must maintain an MVLS of at least $35 million for a minimum of ten consecutive business days during the 180-day compliance period. In lieu of complying with the MVLS requirement, we may also regain compliance with Nasdaq if we achieve stockholders’ equity of at least $2.5 million by December 23, 2019, in accordance with Nasdaq’s Equity Standard, or the Equity Standard, for continued listing on the Nasdaq Capital Market. If we do not regain compliance with the MVLS requirement, or otherwise comply with the Equity Standard by December 23, 2019, Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

Although we were successful in curing the Nasdaq minimum bid price deficiency by effecting a reverse stock split, the MVLS requirement and the Equity Standard cannot be cured by effecting one or more similar corporate actions, and there is therefore no guarantee that we will be successful in addressing Nasdaq’s most recent deficiency letter. If we are unable to meet either the MVLS requirement or the Equity Standard by December 23, 2019, our common stock may be subject to delisting, which would negatively impact the trading price of our common stock and have a substantial negative impact on our ability to raise future capital and continue our current business operations. Even if we are able to regain compliance with Nasdaq’s continued listing standards, there is no guarantee that we will be able to maintain such compliance, and we may receive additional deficiency letters in the future.

The price of our common stock may be volatile, fluctuate substantially and is subject to overhang.

The quoted price of our common stock has been, and we expect it to continue to be, volatile. The stock market in general and the market for smaller medical device and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above your purchase price. In connection with the Term Loan with CRG, our common stock is subject to preferences upon the sale of our company, including a liquidation preference for holders of our Series A Convertible Preferred Stock, in addition to the other rights and privileges of our senior secured debtholders.

The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	developments related to our earnings or any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development time lines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section and in our Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 6, 2019.

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

On July 16, 2019, we entered into a confidential Settlement Agreement, or the Settlement, with Roche, whereby we and Roche agreed to terminate our previously disclosed Inter Partes Review proceedings related to the ‘795 patent and dismiss with prejudice all claims and counterclaims asserted by us and Roche in connection with our previously disclosed dispute surrounding the ‘795 patent. In exchange for the Settlement, Roche has granted us a non-exclusive, worldwide, license, or the License, to use the ‘795 patent, upon the terms and conditions set forth in the Settlement. The License will be valid from the date of the Settlement until the ‘795 patent expires and/or is no longer enforceable. In connection with the Settlement, we will pay to Roche an undisclosed amount in multiple payments over time determined not to be material. Although we have settled with Roche, in the future, we may be subject to additional claims in connection with other patents.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of August 7, 2019, our 5% stockholders and their affiliates, which includes stockholders that would own greater than 5% of our common stock if they converted certain of our outstanding derivative securities into shares of common stock, including our Series A Convertible Preferred Stock and warrants exercisable for shares of our common stock, beneficially owned an aggregate of 5,183,220 shares, or 56.4% of our outstanding common stock assuming such conversion and exercise, or 3,147,563 shares of our common stock, or only 44.0% assuming no conversion or exercise of such derivative securities (as of August 7, 2019, we had 7,157,639 shares of common stock outstanding; however, the beneficial ownership calculation above assumes the exercise by each of our 5% holders and their affiliates of our outstanding derivative securities currently held by these persons, which would increase the total number of shares of our common stock outstanding to 9,193,296 shares). Additionally, in connection with our debt conversion agreement with CRG and WCAS, the shares of Series A Convertible Preferred Stock we issued to those investors contains certain liquidation benefits and preferences to the holders of the shares of common stock, in addition to the other rights and preferences these stockholders have by virtue of their status as holders of our outstanding debt. To the extent these stockholders choose to convert additional debt or preferred stock into shares of our common stock in the future, or our other 5% holders convert their outstanding derivative securities into shares of our common stock, the ownership percentages of such stockholders could increase, which could give them significant influence over our affairs or allow them to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock. Notwithstanding that some of these holders are considered 5% owners because they own warrants exercisable for shares of our common stock, which if exercised, would increase their actual ownership of our common stock above 5%, the exercise price of our outstanding warrants is significantly higher than the current trading price of our common stock. For example, our Series B warrants, which expire on August 20, 2019, have an exercise price of $9.60 per share, and our Series A Warrants, which expire on November 20, 2023, have an exercise price of $12.00 per share. We do not expect these stockholders to exercise their warrants unless the trading price of our common stock appreciates significantly.

Risks Related to Our Legal and Regulatory Environment

Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In order to successfully use our h-Patch™ technology in other drug delivery applications beyond the use of insulin to treat type 2 diabetes, we will need to secure one or more collaboration partners and we or our partner may need to obtain regulatory approval to sell any such resulting products, which may require additional nonclinical and/or clinical data to support the use of those products. This process involves significant regulatory risks. If we are unable to secure one or more collaboration partners, or if we are unable to demonstrate the safety and/or effectiveness of any such resulting products, we will be unable to successfully use our h-Patch™ technology in other drug delivery applications beyond the use of insulin to treat type 2 diabetes, and will not realize the potential profits that could be derived from such potential future uses.

In order to successfully use our h-Patch™ technology in other drug delivery applications beyond the use of insulin to treat type 2 diabetes, we will need to secure one or more collaboration partners. For example, we recently announced positive results from a preclinical pharmacokinetic (PK) study of cannabidiol (CBD) subcutaneous infusion with two dosing regiments delivered via our h-Patch™ technology as well as PK data with apomorphine. We cannot assure you that we will be able to successfully identify other potential drugs that could be combined with our h-Patch™ technology, or if we are able to identify such drugs, that we will be able to reach an agreement with such third party or parties necessary in order to combine our h-Patch™ technology with those drugs.

The drug or drugs that we and our collaboration partners combine with our h-Patch™ technology may not be approved in the markets in which we and our collaboration partners want to introduce such products. If such drugs are not approved in our target market(s), those drugs must first be approved or they may be approved simultaneously for use in combination with our h-Patch™ technology. In either case, we, or our collaboration partner, will be required to demonstrate the safety and if the drug is not yet approved, the effectiveness of the drug when combined with our h-Patch™ technology, which may require nonclinical and/or clinical data. Obtaining regulatory approval of a drug in combination with an injection technology can be a lengthy, expensive, and uncertain process. Even if we believe and our collaboration partners agree that we have sufficient nonclinical and/or clinical data to support the use of such drugs in combination with our h-Patch™ technology, the FDA and other regulatory authorities may disagree that such data are adequate to support approval. If we or our collaboration partners are unable to get such necessary approvals, then we will be unable to successfully expand the use of our h-Patch™ technology to other potential drug delivery applications, and will not realize the potential profits that could be derived from any such potential future uses.

Failure to obtain regulatory clearance for the use of Regular Human Insulin in V-Go, or other delays in the regulatory approval process, could adversely affect our ability to grow our business.

Commercial expansion of the V-Go device to include the use of Regular Human Insulin, or RHI, requires FDA clearance of a traditional 510(k) premarket notification submission, or Traditional 510(k). In June 2019, we filed a “Special 510(k): Device Modification” submission, or Special 510(k), with the FDA to expand the V-Go label to include using RHI in V-Go. Under the Special 510(k) submission program, the FDA could have potentially approved the use of RHI in V-Go as early as 30 days from the date of our submission. However, the FDA subsequently converted our Special 510(k) into a Traditional 510(k), which means that we will have a longer approval process than previously anticipated. While we expect that we will be able to obtain Traditional 510(k) approval for the use of RHI in V-Go by the end of 2019, the process for submitting and obtaining FDA clearance of a Traditional 510(k) can be expensive and lengthy, and given that the FDA’s Traditional 510(k) clearance process can take several months or longer, we may not be able to obtain Traditional 510(k) clearance for the use of RHI in V-Go by year-end, if at all. The FDA’s refusal to ultimately grant clearance of this label expansion, or any significant delays in receiving Traditional 510(k) clearance for the use of RHI in V-Go, could have an adverse effect on our ability to expand our business.

Item 6.     Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

10.1*	First Amendment to Lease, dated February 11, 2019, by and between BPR 293 Equity Partners, LLC and Valeritas, Inc.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and June 30, 2018, (ii) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Shareholders' Equity / (Deficit) at June 30, 2019 and June 30, 2018, (iv) Notes to Condensed Consolidated Financial Statements.

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

Dated: August 8, 2019