Form 10-Q/A
period 2019-03-31
Valeritas Holdings Inc.
filed 2019-10-04
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Valeritas Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2019 (the “Original Report”), to file revised certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), solely for the purpose of adding an introductory clause to the fourth paragraph of those certifications that was correctly included in the certifications it filed with its Annual Report on Form 10-K for the year ended December 31, 2018, but inadvertently omitted from the certifications filed with the Original Report. Because no financial statements are contained within this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Amendment as Exhibits 31.1 and 31.2.
Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report, and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 6. Exhibits

Exhibit Number	Description

31.1 *
Certification of President (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 4, 2019.

31.2 *
Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 4, 2019.

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

Dated: October 4, 2019