Form 10-Q/A
period 2019-06-30
Valeritas Holdings Inc.
filed 2019-10-04
CIK 1619250

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

EXPLANATORY NOTE
Valeritas Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 (the “Original Report”), to file revised certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), solely for the purpose of adding an introductory clause to the fourth paragraph of those certifications that was correctly included in the certifications it filed with its Annual Report on Form 10-K for the year ended December 31, 2018, but inadvertently omitted from the certifications filed with the Original Report. Because no financial statements are contained within this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Amendment as Exhibits 31.1 and 31.2.
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