Form 10-Q
period 2019-09-30
Valeritas Holdings Inc.
filed 2019-11-12
CIK 1619250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares outstanding of the registrant's common stock as of November 8, 2019 was 8,331,503.

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

Part I - Financial Information

Item1. Financial Statements
Valeritas Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$23,168	$47,758
Accounts receivable, net	6,420	6,294
Inventories, net	8,662	6,824
Prepaid expense and other current assets	1,362	1,200
Total current assets	39,612	62,076
Property and equipment, net	6,667	6,097
Right-of-use assets	2,393	—
Other assets	560	447
Total assets	$49,232	$68,620
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,274	$4,916
Accrued expense and other current liabilities	13,198	8,851
Current portion of operating lease obligations	408	—
Current portion of financing lease obligations	137	123
Total current liabilities	19,017	13,890
Long-term debt, related parties (net)	17,017	40,192
Operating lease obligations	2,138	—
Deferred rent	—	109
Financing lease liabilities	36	140
Total liabilities	38,208	54,331
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Convertible Series A Preferred Stock, $0.001 par value, 2,750,000 shares authorized; 2,750,000 shares issued and outstanding at September 30, 2019 and December 31, 2018. (aggregate liquidation value of $33,051 and $31,411 at September 30, 2019 and December 31, 2018, respectively)	3	3
Convertible Series B Preferred Stock, $0.001 par value, 30,000,000 shares authorized; 17,123,284 shares issued and outstanding at September 30, 2019 and no shares issued and outstanding at December 31, 2018. (aggregate liquidation value of $25,006 and $0 at September 30, 2019 and December 31, 2018, respectively)	17	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 8,271,895 shares issued and 8,271,503 shares outstanding at September 30, 2019 and 4,997,544 shares issued and 4,997,152 shares outstanding at December 31, 2018.	8	5
Additional paid-in capital	572,851	534,176
Accumulated deficit	(561,831)	(519,871)
Treasury stock, at cost (392 shares)	(24)	(24)
Total stockholders' equity	11,024	14,289
Total liabilities and stockholders' equity	$49,232	$68,620
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	$8,463	$6,926	$22,380	$19,504
Cost of goods sold	4,264	3,749	11,418	10,338
Gross margin	4,199	3,177	10,962	9,166
Operating expense:
Research and development	1,619	1,763	5,155	5,687
Selling, general and administrative	14,724	12,025	44,882	34,718
Total operating expense	16,343	13,788	50,037	40,405
Operating loss	(12,144)	(10,611)	(39,075)	(31,239)
Other income (expense), net:
Interest expense, net	(1,050)	(926)	(2,869)	(2,804)
Other income (expense), net	(50)	6	(3)	(22)
Total other income (expense), net	(1,100)	(920)	(2,872)	(2,826)
Loss before income taxes	(13,244)	(11,531)	(41,947)	(34,065)
Provision for income taxes	—	—	—	—
Net loss	$(13,244)	$(11,531)	$(41,947)	$(34,065)
Preferred stock dividend	$(557)	$(550)	$(1,657)	$(1,650)
Net loss attributable to common stockholders	$(13,801)	$(12,081)	$(43,604)	$(35,715)
Net loss per share of common shares outstanding - basic and diluted	$(1.91)	$(9.74)	$(7.35)	$(42.43)
Weighted average common shares outstanding - basic and diluted	7,215,654	1,240,192	5,934,072	841,837
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity / (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Three and Nine Months Ended September 30, 2019
	Preferred Stock- Series A		Preferred Stock- Series B		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance-December 31, 2018	2,750,000	$3	—	$—	4,997,152	$5	392	$(24)	$534,176	$(519,871)	$14,289
Share-based compensation expense	—	—	—	—	—	—	—	—	1,069	—	1,069
Issuance of common stock through sales agreement, net of fees	—	—	—	—	109,117	—	—	—	773	—	773
Issuance of common stock with exercise of Series B warrants	—	—	—	—	2,096	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	(14,684)	(14,684)
Balance-March 31, 2019	2,750,000	$3	—	$—	5,108,365	$5	392	$(24)	$536,038	$(534,555)	$1,467
Share-based compensation	—	—	—	—	—	—	—	—	813	—	813
Issuance of common stock through sales agreement, net of fees	—	—	—	—	879,859	1	—	—	3,830	—	3,831
Net loss	—	—	—	—	—	—	—	—	—	(14,019)	(14,019)
Balance-June 30, 2019	2,750,000	$3	—	$—	5,988,224	$6	392	$(24)	$540,681	$(548,574)	$(7,908)
Share-based compensation expense	—	—	—	—	—	—	—	—	699	—	699
Issuance of common stock through Second Purchase Agreement, net of fees	—	—	—	—	1,088,100	1	—	—	1,914	—	1,915
Issuance of common stock through Sales Agreement, net of fees	—	—	—	—	1,195,179	1	—	—	4,561	—	4,562
Issuance of preferred stock upon exchange of debt	—	—	17,123,284	17	—	—	—	—	24,983	—	25,000
Common Stock dividends distributable	—	—	—	—	—	—	—	—	7	(7)	—
Series B dividends distributable	—	—	—	—	—	—	—	—	6	(6)	—
Net loss	—	—	—	—	—	—	—	—	—	(13,244)	(13,244)
Balance-September 30, 2019	2,750,000	$3	17,123,284	$17	8,271,503	$8	392	$(24)	$572,851	$(561,831)	$11,024
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity / (Deficit)
(Unaudited)
(Dollars in thousands, except share data)

	Three and Nine Months Ended September 30, 2018
	Preferred Stock- Series A		Preferred Stock- Series B		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance-December 31, 2017	2,750,000	$3	—	$—	350,118	$—	392	$(24)	$469,884	$(473,921)	$(4,058)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation	—	—	—	—	—	—	—	—	1,029	—	1,029
Restricted stock vested	—	—	—	—	1,500	—	—	—	—	—	—
Issuance of common stock as a result of Employee Stock Purchase Program	—	—	—	—	2,755	—	—	—	137	—	137
Net Loss	—	—	—	—	—	—	—	—	—	(11,574)	(11,574)
Balance-March 31, 2018	2,750,000	$3	—	$—	354,373	$—	392	$(24)	$471,050	$(485,516)	$(14,487)
Share-based compensation	—	—	—	—	—	—	—	—	1,011	—	1,011
Issuance of common stock as a result of public offering, net of fees	—	—	—	—	765,000	1	—	—	24,358	—	24,359
Issuance of common stock as a result of Purchase Agreements, net of fees	—	—	—	—	102,121	—	—	—	2,885	—	2,885
Commitment fee for Second Purchase Agreement	—	—	—	—	13,193	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(10,960)	(10,960)
Balance-June 30, 2018	2,750,000	$3	—	$—	1,234,687	$1	392	$(24)	$499,304	$(496,476)	$2,808
Share-based compensation	—	—	—	—	—	—	—	—	1,020	—	1,020
Issuance of common stock as a result of public offering, net of fees	—	—	—	—	5,074	—	—	—	99	—	99
Issuance of common stock as a result of Purchase Agreements, net of fees	—	—	—	—	7,500	—	—	—	221	—	221
Net Loss	—	—	—	—		—	—	—		(11,531)	(11,531)
Balance-September 30, 2018	2,750,000	$3	—	$—	1,247,261	$1	392	$(24)	$500,644	$(508,007)	$(7,383)
See accompanying notes to unaudited condensed consolidated financial statements.

Valeritas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(41,947)	$(34,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	932	965
Change in right-of-use assets	246	—
Amortization of financing costs	19	15
Noncash interest expense	1,871	3,071
Share-based compensation expense	2,581	3,060
Obsolete inventory reserve	582	—
Change in fair value of derivative liabilities	—	3
Loss on extinguishment of debt	50	—
Impairment of assets	—	20
Sales return provision	61	(214)
Changes in:
Accounts receivable	(126)	(1,609)
Inventories	(2,420)	1,398
Prepaid expense and other current assets	(162)	(503)
Other assets	(148)	(170)
Accounts payable	217	(2,487)
Accrued expense	4,116	2,211
Operating lease liabilities	(202)	—
Deferred rent liability	—	51
Net cash used in operating activities	(34,330)	(28,254)
Investing activities
Acquisition of property and equipment	(1,409)	(1,166)
Net cash used in investing activities	(1,409)	(1,166)
Financing activities
Repayment of finance lease	(90)	(51)
Proceeds from issuance of common stock and exercise of warrants, net of fees	11,239	27,549
Proceeds from issuance of common stock through ESPP	—	236
Net cash provided by financing activities	11,149	27,734
Net decrease in cash and cash equivalents	(24,590)	(1,686)
Cash and cash equivalents-beginning of period	47,758	25,961
Cash and cash equivalents-end of period	$23,168	$24,275
Supplemental disclosures of cash flow information
Right-of-use assets	$2,592	$—
Operating lease liability	$2,700	$—
Deferred rent	$109	$—
Cash interest payment on long-term debt	$1,542	$—
Exchange of debt to Series B Preferred Stock	$25,000	$—
Commitment fee for Second Purchase Agreement	$—	$429
Deferred revenue reduction	$—	$1,638
Sales return reserve	$—	$778
Deferred cost of goods sold reduction	$—	$539
Accrued distribution fees and managed care costs	$—	$343
Noncash investing and financing
Capital lease obligation	$—	$315
Accrued/payable offering costs	$103	$84
Accrued/payable debt exchange costs	$115	$—
Property and equipment additions included in accounts payable	$93	$—
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
The Company is a commercial-stage medical technology company focused on improving health and simplifying life for people with diabetes by developing and commercializing innovative technologies. The Company’s flagship product, V-Go® Wearable Insulin Delivery device, is a simple, wearable, basal-bolus insulin delivery device for adult patients requiring insulin that enables patients to administer a continuous preset basal rate of insulin over 24 hours. It also provides discreet on-demand bolus dosing at mealtimes. It is the only non-electronic basal-bolus insulin delivery device on the market today specifically designed keeping in mind the needs of adult patients with Type 2 diabetes. V-Go is a small, discreet, easy-to-use wearable and completely disposable insulin delivery device that a patient adheres to his or her skin every 24 hours. V-Go enables patients to closely mimic the body’s normal physiologic pattern of insulin delivery throughout the day and to manage their diabetes with insulin without the need to plan a daily routine around multiple daily injections.

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of September 30, 2019, the Company had $23.2 million in cash and cash equivalents ($0.5 million of which is restricted cash). The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of $561.8 million as of September 30, 2019. The Company's Term Loan (as defined in note 8) includes a liquidity covenant whereby the Company must maintain a cash balance greater than $2.0 million. Based on its current business plan assumptions and expected cash burn rate, excluding potential share sales associated with its financing agreements discussed below, the Company believes that it has sufficient cash and cash equivalents to fund its current operations into the middle of the first quarter of 2020. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

On January 26, 2018, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, shares of the Company’s common stock (the “Placement Shares”) up to the amount currently authorized in an effective registration statement. FBR has the option to decline any sales orders at its discretion. The issuance and sale of the Placement Shares are made pursuant to the terms of the Sales Agreement and a prospectus supplement on Form S-3, dated March 22, 2019, to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-220799), which was filed with the Securities and Exchange Commission (“SEC”) on October 4, 2017, and declared effective by the SEC on December 15, 2017, which provides for the sale and issuance of up to approximately $10.3 million of Placement Shares. During the nine months ended September 30, 2019, the Company sold 2,184,155 shares at an average of $4.35 per share and received net proceeds of $9.2 million. As of September 30, 2019, the Company has $0.8 million remaining available for sale under the current prospectus supplement, pursuant to the Sales Agreement.

On June 11, 2018, the Company entered into a purchase agreement (the “Second Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 7,500 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Company's common stock (the “Purchase Shares”). Pursuant to Nasdaq Listing rule 5635(d), the agreement was initially subject to a cap of 236,319 shares on the total number of Purchase Shares that could be sold under the Second Purchase agreement, unless the average price paid for all shares issued under the Second Purchase Agreement was equal to or greater than $32.40 (the “Exchange Cap”), or the Company obtained stockholder approval to remove the Exchange Cap. At the 2019 annual meeting of stockholders held on May 16, 2019, the stockholders approved the removal of the Exchange Cap. As a result, the Company may sell up to the full $21.0 million of Purchase Shares at an average price per share lower than $32.40, provided that the Company may not sell any Purchase Shares to Aspire Capital at a price per share lower than $1.00. The Company has two effective Registration Statements on Form S-1 (File Nos. 333-232868 and 333-226018) (the “Aspire Registration Statements”), pursuant to which it has registered the issuance and sale of up to 5,500,000 Purchase Shares to Aspire Capital, which includes 13,193 shares of common stock issued to Aspire Capital as consideration for entering into the Second Purchase Agreement (the “Commitment Shares”) and the 39,578 shares purchased on the date of the Second Purchase Agreement (the “Initial Purchase Shares”).

Through September 30, 2019, the Company has issued an aggregate of 1,148,371 shares of its common stock to Aspire Capital pursuant to the Second Purchase Agreement (including the Commitment Shares and the Initial Purchase Shares). During the nine months ended September 30, 2019, the Company sold 1,088,100 Purchase Shares for net proceeds of $1.9 million. Subsequent to September 30, 2019 and through November 8, 2019, the Company sold an additional 60,000 Purchase Shares for net proceeds of $0.1 million. As of November 8, 2019, the Company has $17.5 million of Purchase Shares that remain available for sale under the Second Purchase Agreement, and 4,291,629 Purchase Shares currently registered for sale to Aspire Capital under the Aspire Registration Statements.

There is uncertainty regarding the utilization of financing associated from the Sales Agreement and the Second Purchase Agreement, as well as the ability to receive proceeds from the exercise of the Series A warrants. This uncertainty makes our ability to provide enough cash to fund operations beyond the middle of the first quarter of 2020 unknown. The Company is actively pursuing additional sources of financing to fund its operations (subject to limitations - see Note 12 - Series B Preferred Stock). The Company can provide no assurance that additional financing will be consummated on acceptable terms, or at all. If the Company is unable to obtain a sufficient financing, there could be a material adverse effect on the Company.

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
In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of results for the full year.
Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Reverse Stock Split

On May 20, 2019 (the “Effective Date”), the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1–for–20 reverse stock split of the Company's outstanding shares of common stock. Such amendment and ratio were previously approved by the Company's stockholders and board of directors, respectively. As a result of the reverse stock split, every twenty shares of the Company's outstanding pre–reverse split common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. Stockholders who would otherwise have held a fractional share of common stock received payment in cash in lieu of any such resulting fractional shares of common stock, as the post–reverse split amounts of common stock were rounded down to the nearest full share. Unless otherwise noted, all share and per share information included in the financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

Change in Accounting Principle

The Company adopted Accounting Standards Codification 842, Leases (“ASC 842”) in the first quarter of 2019. As a result, the Company updated its significant accounting policies for leases below. Refer to Note 11 for additional information related to the Company's lease arrangements.

Leases

The Company has two leased buildings in Bridgewater, New Jersey and Marlborough, Massachusetts, that are classified as operating lease right-of use (“ROU”) assets and operating lease liabilities on the Company's condensed consolidated balance sheet. Finance (capital) leases are included in property and equipment. The Company additionally has two service contracts that were determined to be embedded leases within the scope of ASC 842, and accordingly are accounted for as ROU assets.
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
Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expenses, while interest expense for finance (capital) leases is recognized using the effective interest method. In addition, as defined by ASC 842, the Company tested its service contracts for embedded leases. For an asset to be considered as a lease in the contract the asset must meet the following criteria: 1) the asset must be explicitly or implicitly specified in the contract; 2) the asset must be physically distinct; and 3) the supplier does not have a substantive substitution right. Once an asset is determined to be an embedded lease it is then tested to determine if it is an operating or financing lease. Embedded leases are determined to be operating leases if the contractual term is less than 75% of the estimated economic life, the allocated cash flows are less than 90% of the fair market value to purchase these assets, there is no purchase option (bargain or otherwise), there is no transfer of ownership at the end, and the assets are not so customized to the Company's needs that they could not be reworked to use for another customer.
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
Recently Issued Accounting Standards Not Yet Adopted

On August 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13 “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)” which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
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

4. Revenue from Contracts with Customers

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
5. Inventory
Inventory, net consists of:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Raw materials	$1,831	$1,355
Work in process	2,491	3,110
Finished goods	4,340	2,359
Total	$8,662	$6,824

The Company states inventories at the lower of first-in, first-out cost, or net realizable value. Stated inventories include material costs, labor and applicable overhead. The Company reviews its inventory for excess or obsolescence and writes down inventory that has no alternative uses to its net realizable value. The inventory reserves for excess and obsolete inventory at September 30, 2019 and December 31, 2018 were $0.8 million and $0.2 million, respectively.
6. Property and Equipment
Property and equipment consisted of the following:

(Dollars in thousands)	Useful lives	September 30, 2019	December 31, 2018
Machinery and equipment	5-10	$12,103	$10,712
Computers and software	3	2,115	2,017
Leasehold improvements	6-10	407	408
Office equipment	5	89	89
Furniture and fixtures	5	254	187
Construction in process		1,195	1,248
Total		16,163	14,661
Accumulated depreciation		(9,496)	(8,564)
Property and equipment, net		$6,667	$6,097
Depreciation expense for the three months ended September 30, 2019 and 2018 was $0.3 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $0.9 million and $1.0 million, respectively.

7. Accrued Expenses and Other Current Liabilities
The Company's accrued expenses and other current liabilities consisted of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Compensation	$5,139	$3,766
Distribution agreements and managed care costs	4,682	2,658
Marketing services	650	251
Returns Reserve	681	621
Professional fees	1,382	832
Other accruals	664	723
Total accrued expenses and other current liabilities	$13,198	$8,851

8. Debt
The Company had the following long–term debt, net of issuance costs outstanding:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Senior Secured Debt, net	$2,260	$25,000
Issuance costs	(150)	(104)
Payment-in-kind (PIK) interest and backend fee	13,356	11,758
Total Senior Secured Debt, net	15,466	36,654
Other Note Payable, net	240	2,500
Payment-in-kind (PIK) interest	1,311	1,038
Total Other Note Payable, net	1,551	3,538
Total Debt	$17,017	$40,192

Senior Secured Debt
On May 23, 2013, the Company entered into the Term Loan (as defined below) of $50.0 million with Capital Royalty Group (“CRG”), structured as a senior secured loan with a six-year term (the “Term Loan” or the “Senior Secured Debt”). The Term Loan is secured by substantially all of the Company’s assets, including its material intellectual property.
The Company later entered into a series of forbearance agreements to modify the Term Loan. In addition, the Company entered into a first amendment to the Term Loan agreement (“the First Amendment”), dated February 9, 2017, and then entered into a second amendment to the Term Loan (“the Second Amendment”) on September 30, 2019. Under the First Amendment, the Term Loan bore interest at 11% per annum and allowed the interest-only period of the Term Loan to extend to March 31, 2022. The First Amendment also required the Company to make quarterly cash interest payments of 8% per annum beginning June 30, 2019, extended the deadline for full payment under the Term Loan agreement to March 31, 2022 and required the company to maintain a minimum cash balance of $2.0 million, reduced from $5.0 million under the original Term Loan.
On March 28, 2017, in connection with the First Amendment, $25.0 million of the Term Loan was exchanged for 2,500,000 shares of the Company's Series A Preferred Stock at a pre-split exchange rate of $10.00 per Series A preferred share, which was the common stock offering price in the Company's March 2017 public offering.
On September 30, 2019, the Company entered into the Second Amendment. The Second Amendment increased the interest rate of the Term Loan from 11% to 13% per annum, removed the required quarterly cash interest payments of 8% per annum and allows for accrual of PIK interest instead, reduces the threshold for a Change of Control (as defined in the Term Loan) to 30% from 50%; and provides for an additional backend facility fee on the outstanding principal balance of the Term Loan immediately following the Debt Exchange (as described below) in addition to any new PIK interest accrued, payable by the Company upon completion of the Term Loan. The backend fee is accrued as non-cash interest expense using the effective interest method. The $2.0 million financial covenant continues to remain in place under the Second Amendment. As of September 30, 2019, the Company was in compliance with the $2.0 million financial covenant in the restructured Term Loan agreement. The Company may, at its discretion, repay the revised Term Loan in whole or in part without any penalty or prepayment fees.
On September 30, 2019, in connection with the Second Amendment, $22.7 million of the Term Loan was exchanged for 15,575,586 shares of the Company's newly created Series B Preferred Stock at a price equal to $1.46 per share (“the Debt Exchange”). At the time of the Debt Exchange, $0.1 million of remaining debt issuance costs were extinguished and recorded as as other income/expense. Concurrent with the Debt Exchange, the Company capitalized $0.1 million of costs associated with the Debt Exchange.
During the three months ended September 30, 2019 and 2018, the Company incurred cash interest expense of $0.8 million and no cash interest expense, respectively and non-cash interest expense of $0.3 million and $1.0 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company incurred cash interest expense of $1.5 million and no cash interest expense, respectively and non-cash interest expense of $1.6 million and $2.8 million, respectively.

Other Note Payable
In 2011, the Company issued a $5.0 million senior subordinated note, or the WCAS Note or (the “Other Note Payable”), to WCAS Capital Partners IV, L.P., or WCAS. The Company later entered into a series of forbearance agreements to modify the WCAS note. The terms of the most recently executed amendment of the WCAS note, dated May 23, 2013 and as amended March 28, 2017 bears interest at 10% per annum, and all interest accrues as compounded PIK interest and is added to the aggregate principal amount of the loan semi-annually. The outstanding principal amount of the note, including accrued PIK interest, is due in full in September 2021. No interest payments are required during the term of the loan. The Company may pay off the WCAS Note at any time without penalty. On March 28, 2017, $2.5 million of the WCAS Note was exchanged for 250,000 shares of the Company's Series A Preferred Stock at a pre-split exchange rate of $10.00 per share, which was the common stock offering price in the Company's March 2017 public offering. On September 30, 2019, $2.3 million of the WCAS Note was exchanged for 1,547,698 shares of the Company's newly created Series B Preferred Stock at a price equal to $1.46 per share.
During the three months ended September 30, 2019 and 2018, the Company incurred non-cash interest expense of a de minimis amount and $0.1 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company incurred non-cash interest expense of $0.3 million and $0.3 million, respectively.

9. Warrants

The Company issued 519 warrants to acquire shares of its common stock to the agents in the private placement offering that was conducted as part of the 2016 Merger (the “PPO”). The warrants have a term of five years and expire in May 2021.

At December 31, 2018, the Company had 519 private placement warrants outstanding an exercisable, with a weighted average exercise price of $8.80 and a weighted average remaining life of 2.3 years.

During the nine months ended September 30, 2019, the Company sold shares of its common stock under the Sales Agreement and the Second Purchase Agreement. Pursuant to the terms of the warrants issued, the exercise price of the warrants was reduced as a result of the offerings. The financial statement effect was de minimis. At September 30, 2019, the Company had 519 private placement warrants outstanding and exercisable, with a weighted average exercise price of $3.83 and a weighted average remaining life of 1.6 years. No private placement warrants were exercised during the three and nine months ended September 30, 2019.

On November 16, 2018, the Company's public offering of 3,750,000 shares of common stock at a purchase price of $9.60 per share for net proceeds of approximately $32.5 million included in the purchase of each share of common stock Series A warrants and Series B warrants, initially at a ratio of one Series A warrant and one Series B warrant per share of common stock. After the May 20, 2019 reverse stock split, the ratio of Series A warrants and Series B warrants was updated to reflect post split adjustments to a ratio of twenty Series A and Series B warrants per one share of common stock. The Series A warrants have an exercise price of $12.00 per common share. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. The Series B warrants had an exercise price of $9.60 per common share. The Series B warrants were exercisable commencing from the date of their issuance and expired nine months from the date of issuance. Prior to their expiration, Series B warrants were exercised for 2,096 shares of common stock for de minimis net proceeds. As of September 30, 2019, no Series A warrants have been exercised.

The activities of the common stock warrants are as follows:

	Number of common shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable—December 31, 2018	7,500,000	$10.80	2.8 years
Warrants exercised	2,096	9.60	—
Warrants expired	(3,747,904)	9.60	—
Outstanding and exercisable—September 30, 2019	3,750,000	$12.00	4.13 years

10. Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2019 and December 31, 2018 were considered representative of their fair values due to their short term to maturity. Cash equivalents are carried at cost which approximates their fair value. Debt is carried at its principal balance, plus accrued interest, which approximates its fair value. Debt would be considered a level 2 measurement.

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

During 2018, the Company received an offer from Roche Diabetes Care, Inc. (“Roche”) to license its US Patent No. 6,736,795 (the ‘795 patent), which expires on September 23, 2020, and is alleged to cover the Company's V-Go product. The Company does not believe the ‘795 patent to be valid, infringed, and/or enforceable, and therefore does not view Roche’s allegation as having merit. The Company also understands that Roche has never practiced the ‘795 Patent and Roche permitted the European equivalent patent to lapse.  Accordingly, the Company declined Roche’s offer of a license to the ‘795 patent, and on January 24, 2019, the Company filed two Inter Partes Review petitions, which included three previously unconsidered prior art references, with the Patent Trial and Appeal Board (“PTAB”).  In response, in late February 2019, Roche filed a proceeding in federal court in Delaware seeking an unspecified amount of damages and potential injunctive relief.  On April 24, 2019 Roche filed a preliminary response with the US Patent and Trademark Office in which it statutorily disclaimed or abandoned all but 2 of the claims in the ‘795 patent that Roche had suggested covered the V-Go product. A statutory disclaimer means that the subject matter covered by the claims abandoned by Roche are dedicated to the public and free for any party to use. On July 16, 2019, the Company entered into a settlement agreement (the “Settlement”) with Roche whereby the Company and Roche agreed to terminate all Inter Partes Review proceedings related to the ‘795 patent and dismiss with prejudice all claims and counterclaims asserted by the two parties in connection with the above disclosed dispute. In exchange for the Settlement, Roche has granted the Company a non-exclusive, worldwide license (the “License”) to use the ‘795 patent, upon the terms and conditions set forth in the Settlement. The License is valid from the date of the Settlement until the ‘795 patent expires and/or is no longer enforceable. In connection with the Settlement, the Company agreed pay to Roche an amount determined not to be material to the Company's financial statements. The settlement has been included in the Company's balance sheet as of September 30, 2019 and will be paid over the period of 12 months from the settlement date.

Financing (Capital) Leases

In January and November 2018, the Company executed capital leases with Winthrop Resources Corporation (“Winthrop”) for laptops and other electronic equipment. The initial term of the two leases expire in 2021, then continues year to year until terminated. At the end of the initial term, the Company has the option to purchase the leased equipment in whole for a mutually agreed upon price. The assets under these capital leases were recorded at the present value of the minimum lease payments, which amounted to $0.4 million upon commencement and is depreciated over the term of the leases. The Company is obligated to pay $0.1 million of interest expense under the capital leases. For the nine months ended September 30, 2019 and 2018 the gross fixed assets for capital leases were $0.4 million and $0.3 million, respectively. Capital lease depreciation expense was de minimis amounts for the three months ended September 30, 2019 and 2018, and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Operating Leases
The Company leases buildings in Bridgewater, New Jersey and Marlborough, Massachusetts. The New Jersey lease expires in June 2023. The original Massachusetts lease was to expire February 2024. In 2019, the Company entered into the First Amendment to the Marlborough Massachusetts lease, with payments to commence in June 2019 (the “Massachusetts First Amendment Lease”). The lease adds 4,076 square feet and extends the term of the lease through February, 2026. In addition to rent expense, the Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the building leases. The rental payments include the minimum rentals plus common area maintenance charges. The leases include renewal options. As result of the Massachusetts First Amendment Lease an incremental $0.8 million for the ROU asset and lease liabilities were recorded during the nine months ended September 30, 2019.
The Company has a service contract for the manufacturing of its products with a three year term and a separate contract for the packaging and the shipping of its product with an evergreen term, which the Company accounts for as a one and one half year term. These service contracts are recorded in the cost of sales as manufacturing overhead. Under ASC 842 Leases, the Company tested these service contacts and determined the assets were implicit in the contract, they are distinct, and the supplier does not have practical substantive substitution rights. During the nine months ended September 30, 2019, the Company recorded an ROU asset and associated liability of $0.2 million for these embedded leases. Both leases are determined to be operating leases as the contractual term is less than 75% of the estimated economic life, the allocated cash flows are less than 90% of the fair market value to purchase these assets, there is no purchase option (bargain or otherwise), there is no transfer of ownership at the end, and the assets are not so customized to the Company's needs that they could not be reworked to use for another customer.

Rent, lease amortization and interest expense under the building leases amounted to $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, and $0.3 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. The straight line expense for the embedded lease is a de minimis amount per month and is recorded in cost of sales as manufacturing overhead. During the three and nine months ended September 30, 2019, the Company recorded ROU assets of zero and $2.6 million, respectively.

As of September 30, 2019, the Company’s right-of-use assets, lease obligations and remaining cash commitment on the operating leases is as follows:

	Right-of-use Assets	Operating Lease Obligations	Remaining Cash Commitment
Building and embedded operating leases	$2,393	$2,546	$3,286

The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 9.0% and 5.9 years.

Supplemental cash flows information related to leases for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142	$345
Financing cash flows from finance (capital) leases	31	90
Operating cash flows from finance (capital) leases	8	27
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$2,592

At September 30, 2019, the Company had the following minimum operating lease commitments:

Year ending December 31:	Operating Lease Commitments
2019, remaining	$153
2020	612
2021	544
2022	537
2023	446
Thereafter	994
Subtotal	3,286
Imputed interest	(740)
Total	$2,546

Development Agreement

On April 16, 2018, the Company entered into an agreement with Glooko, a leader in diabetes data management. With this agreement, the Company will provide future V-Go SIM (Simple Insulin Management) users with Glooko’s cloud-based mobile and web diabetes data management platform to help track and analyze their diabetes care plan. Users can also share their data with their providers. Pursuant to the agreement, the Company was obligated to pay a one-time integration fee of $0.1 million, as well as an annual maintenance fee of $0.1 million and a monthly fee per user. The initial term of the agreement is 3 years, with renewal options available in yearly increments thereafter. There were no fees associated with this agreement during the three and nine months ended September 30, 2019.

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
On August 26, 2008, the Formation Agreement was amended and the Company agreed to pay BioValve an amount equal to 9% of any cash received from upfront license or signing fees and any cash development milestone payments received by the Company in connection with licenses or grants of third party rights to the use in development or commercialization of the Company's Rapid Infuser Technology. In certain circumstances the Company would owe 10% of such payments received. As of September 30, 2019 and December 31, 2018, no amounts were owed under this agreement. Although the Company believes the intellectual property rights around this technology have value, the technology licensed under this agreement is not used in V-Go or any current products under development.

12. Stockholder's Equity

On the Effective Date, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. See Note 3 - Basis of Presentation and Significant Accounting Policies.
The Company's capital structure consists of 300,000,000 authorized shares of common stock, par value $0.001 per share, and 50,000,000 authorized shares of blank check preferred stock, of which 2,750,000 have been designated as Series A Preferred Stock, par value $0.001 per share, and 30,000,000 have been designated as Series B Preferred Stock, par value $0.001 per share.

Initial Public Offering

On March 28, 2017, the Company closed its initial public offering of 262,500 shares of common stock for proceeds of approximately $48.8 million, net of financing costs. Existing investors of the Company invested $40.0 million in the public offering. On March 28, 2017, $25.0 million and $2.5 million of the Term Loan and WCAS Note, respectively, were exchanged for shares of the Company's Series A Preferred Stock. CRG and WCAS received 2,500,000 and 250,000 of the Company's Series A Preferred Stock, respectively, in connection with the exchange.
First Purchase Agreement

On January 7, 2018, the Company entered into the First Purchase Agreement with Aspire Capital. The Company sold an aggregate of 62,543 shares of its common stock and received net proceeds of $1.8 million. The First Purchase Agreement was terminated in June 2018.

Sales Agreement

On January 26, 2018, the Company entered into the Sales Agreement with FBR under which the Company may, from time to time in its sole discretion, issue and sell through FBR, acting as agent, the Placement Shares up to the amount currently authorized in an effective registration statement. FBR has the option to decline any sales orders at its discretion. The issuance and sale of the Placement Shares are made pursuant to the terms of the Sales Agreement and a prospectus supplement on Form S-3, dated March 22, 2019, to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-220799), which was filed with the SEC on October 4, 2017, and declared effective by the SEC on December 15, 2017, which provides for the sale and issuance of up to approximately $10.3 million of Placement Shares. During the three months ended September 30, 2019, the Company sold 1,195,179 shares at an average of $3.95 per share and received net proceeds of $4.6 million. During the nine months ended September 30, 2019, the Company sold 2,184,155 shares at an average of $4.35 per share and received net proceeds of $9.2 million. As of September 30, 2019, the Company has $0.8 million remaining available for sale under the current prospectus supplement, pursuant to the Sales Agreement.

Spring 2018 Public Offering

The Company completed a public offering on April 26, 2018 in which it sold 685,000 shares of common stock and received aggregate net proceeds of approximately $21.8 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $0.4 million. On May 2, 2018, the underwriters in the public offering exercised a portion of their 30-day option to purchase additional shares of the Company's common stock, as a result of which the Company sold 80,000 shares and received additional net proceeds of approximately $2.6 million, after deducting underwriting discounts of $0.2 million.
Second Purchase Agreement

In June 2018, the Company entered into the Second Purchase Agreement with Aspire Capital, pursuant to which, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 7,500 shares of the Company’s common stock per business day, in an aggregate amount of up to $21.0 million of the Purchase Shares over the thirty month term of the Second Purchase Agreement at a per share price equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date; or the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. Under the Second Purchase Agreement, the Company was initially limited in the amount of Purchase Shares that it could sell to Aspire Capital by the Exchange Cap (which represented 19.99% of the Company’s outstanding shares of common stock on the date the Company entered into the Second Purchase Agreement), unless the Company either (i) obtained stockholder approval to waive the Exchange Cap or (ii) the average price paid for all shares issued under the Purchase Agreement, including the Commitment Shares and the Initial Purchase Shares was equal to or greater than $32.40, which was the consolidated closing bid price (adjusted for reverse stock split) of the Company’s common stock on the date it entered into the Second Purchase Agreement. In addition to these restrictions, the Company is prohibited from selling shares to Aspire under the Second Purchase Agreement at a price per share less than $1.00.

At the Company's 2019 annual meeting, the Company's stockholders voted to waive the Exchange Cap. As a result, the Company may sell up to the full $21.0 million of Purchase Shares at an average price per share lower than $32.40, provided that the Company may not sell any Purchase Shares to Aspire Capital at a price per share lower than $1.00.

The Company has two effective Registration Statements on Form S-1 (File Nos. 333-232868 and 333-226018) (the “Aspire Registration Statements”), pursuant to which it has registered the issuance and sale of up to 5,500,000 Purchase Shares to Aspire Capital, which includes the Commitment Shares and the Initial Purchase Shares.

Through September 30, 2019, the Company has issued an aggregate of 1,148,371 shares of its common stock to Aspire Capital pursuant to the Second Purchase Agreement (including the Commitment Shares and the Initial Purchase Shares). During the nine months ended September 30, 2019, the Company sold 1,088,100 Purchase Shares for net proceeds of $1.9 million. As of September 30, 2019, the Company had $17.6 million remaining available to sell under the Second Purchase Agreement. Subsequent to September 30, 2019 and through November 8, 2019, the Company sold an additional 60,000 Purchase Shares for net proceeds of $0.1 million. As of November 8, 2019, the Company has $17.5 million of Purchase Shares that remain available for sale under the Second Purchase Agreement, and 4,291,629 Purchase Shares currently registered for sale to Aspire Capital under the Aspire Registration Statements.

Fall 2018 Public Offering

On November 16, 2018, the Company completed a public offering of 3,750,000 shares of common stock at a purchase price of $9.60 per share and received aggregate net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions of $2.7 million and offering expenses of $0.8 million. Included in the purchase of each share of common stock was 75,000,000 Series A warrants exercisable for 3,750,000 shares of common stock and 75,000,000 Series B warrants exercisable for 3,750,000 shares of common stock. The Series A warrants have an exercise price of $12.00 per share of common stock. The Series A warrants are exercisable commencing from the date of their issuance and will expire five years from the date of issuance. The Series B warrants had an exercise price of $9.60 per share of common stock. The Series B warrants were exercisable commencing from the date of their issuance and expired nine months from the date of issuance. Prior to expiration, Series B warrants were exercised for 2,096 shares of common stock at an exercise price of $9.60 per share of common stock. Series A warrants outstanding as of September 30, 2019 were 75,000,000 (exercisable for 3,750,000 shares of common stock) at an exercise price of $12.00 per share of common stock.
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
On June 25, 2019, the Company received written notification (the “MVLS Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon Nasdaq’s review of the Market Value of Listed Securities (“MVLS”) for the last 30 consecutive business days preceding the date of notification, the Company no longer meets the minimum MVLS of $35 million as set forth in Nasdaq Listing Rule 5550(b)(2). In accordance with the MVLS Notice, the Company has a period of 180 calendar days, or until December 23, 2019, to regain compliance with Nasdaq Listing Rule 5550(b)(2). In order to regain compliance, the Company must maintain an MVLS of at least $35 million for a minimum of ten consecutive business days during the 180-day compliance period. In lieu of complying with the MVLS requirement, the Company may also regain compliance with Nasdaq if it achieves stockholders’ equity of at least $2.5 million by December 23, 2019, in accordance with the Equity Standard for continued listing on the Nasdaq Capital Market. If the Company does not regain compliance with the MVLS requirement, or otherwise comply with the Equity Standard by December 23, 2019, Nasdaq will notify the Company of its determination to delist its common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel. Based on the Company's stockholders' equity of $11.0 million at September 30, 2019, the Company is in compliance with the Equity Standard and therefore believes it has regained compliance Nasdaq's continued listing requirements.

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

Original Series A Preferred Stock

On February 14, 2017, the Company entered into an agreement with CRG and WCAS to exchange a total of $27.5 million of the outstanding principal amount of the Company's debt, including $25.0 million from the Term Loan and $2.5 million from the WCAS Note, into shares of Series A Preferred Stock at the public offering price. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the Series A Original Issue Price by the Series A Conversion Price (both as defined in the Certificate of Designation) in effect at the time of conversion. This formula initially resulted in a one-to-one conversion ratio. The Series A Conversion Price was subject to adjustment for stock splits and the like subsequent to the date of issuance of the Series A Preferred Stock. On the Effective Date, the Company effected a 1–for–20 reverse stock split of the Company's outstanding shares of common stock, and as a result the updated conversion ratio of Series A preferred shares to common stock is twenty shares of Series A Preferred Stock to one share of common stock. On or after January 1, 2021, at the Company's option, if the Company has achieved an average market capitalization of at least $300.0 million for the Company's most recent fiscal quarter, the Company may elect to automatically convert all of the outstanding shares of Series A Preferred Stock into shares of the Company's common stock.

Series A Preferred Stock shareholders have no voting rights. The Company has the right to redeem all or less than all of the Series A Preferred Stock, at any time, at a price equal to the Series A Conversion Price, as adjusted, plus any accrued but unpaid dividends. In the event of a Deemed Liquidation Event, upon board approval, the holders of Series A Preferred Stock are eligible to receive the greater of (i) $27.5 million, plus accrued but unpaid dividends or (ii) what they would have received as a holder of common stock had they converted their shares of Series A Preferred Stock into shares of the Company's common stock immediately prior to the Deemed Liquidation Event. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, preferential amounts required to be paid to the holders of shares of Series A Preferred Stock will be distributed first, with the remaining assets of the Company available for distribution to its stockholders distributed among the holders of shares of common stock, pro rata based on the number of shares held by each such holder. To the extent permitted under Delaware law, the holders of shares of Series A Preferred Stock have the right to prevent the Company from liquidating, dissolving, amending the Company's governing documents in a manner that affects the rights of the Series A Preferred Stock, authorizing shares of capital stock on parity or senior to the Series A Preferred Stock, or issuing any shares of Series A Preferred Stock to any individual, entity or person other than CRG or WCAS.

The holders of shares of Series A Preferred Stock are entitled to receive cumulative annual dividends at a rate of $8 per every $100 of Series A Preferred Stock, payable either in cash or in shares of the Company's common stock, originally at each holder’s election; provided, that to the extent any holder elects to receive cash dividends, such dividends shall accrue from day to day and be payable only upon a Deemed Liquidation Event (as defined in the Certificate of Designation). The annual option to elect cash or common stock dividends was subsequently revised in connection with the Debt Exchange, as discussed below, so that it is now the Company's option to select the form of dividend payment, rather than the holder's option. To the extent that the Company elects to pay the dividends in the form of common stock, such dividends are payable at December 31 of each year starting from December 31, 2020. A cash election continues to be payable only upon a Deemed Liquidation Event.

Series A preferred dividends prior to the Debt Exchange (see Note 8) were elected by the holders' to be paid in cash, and as such are payable only upon a Deemed Liquidation Event. Series A preferred dividends prior to the Debt Exchange are accrued upon board declaration by the board of directors. As of September 30, 2019, the board of directors has not declared any dividends, therefore no amounts are accrued. The Series A dividends prior to the Debt Exchange are included in the aggregate liquidation value of the Series A Preferred Stock. At September 30, 2019, the total liquidation value of Series A Preferred Stock prior to the Debt Exchange, payable in cash upon a Deemed Liquidation Event was $33.0 million.

Amended Series A Preferred Stock

In connection with the Debt Exchange (see Note 8) and as required by the Series B Purchase Agreement (as described below), on September 30, 2019, the Company filed with the Secretary of State of Delaware an amended and restated certificate of designation for the Series A Preferred Stock (the “Amended and Restated Series A Certificate of Designation”), amending and restating the rights, preferences and privileges of the Series A Preferred Stock. The shares of Series A Preferred Stock were amended to (i) provide the Company with the option to pay dividends on the Series A Preferred Stock in cash or shares of common stock, whereas previously it was the holder’s option to choose the form of dividend payment, and (ii) otherwise conform the terms of the Series A Preferred Stock to the terms of the Series B Preferred Stock in all other material respects where permitted under applicable Nasdaq Listing Rules. Accordingly, similar to the Series B Preferred Stock, the terms of which are described below, the Series A Preferred Stock contains certain protective provisions, and requires the consent of a majority of the holders of the Series A Preferred Stock prior to the Company liquidating, dissolving, effecting any merger or Deemed Liquidation Event (as defined in the Amended and Restated Series A Certificate of Designation) or consenting to any of the foregoing; amending its governing documents in a manner that affects the rights of the Series A Preferred Stock; authorizing shares of capital stock (or amending terms of capital stock) on parity or senior to the Series A Preferred Stock; purchasing or redeeming shares of capital stock, or declaring any dividends other than permitted dividends or other limited exceptions; incurring additional indebtedness; or issuing any shares of Series A Preferred Stock to any individual, entity or person other than CRG or WCAS or their affiliates or transferees. Furthermore, transactions which may trigger a Deemed Liquidation Event are solely within the control of the Company based on the definition of a Deemed Liquidation Event in the Amended and Restated Series A Certificate of Designation. The Amended and Restated Series A Certificate of Designation did not change the Company's equity treatment of Series A Preferred Stock, as there were no significant changes to the substantive contractual terms.

Series A preferred dividends subsequent to the Debt Exchange are to be paid in cash or common stock, at the Company's election.
As the Company will more likely than not elect to pay the Series A preferred dividends post Debt Exchange in shares of common stock, the Company is accruing the value of the Series A preferred dividends subsequent to the Debt Exchange to equity as dividends distributable, until the dividends are paid out annually (if the election is common stock). If the Company elects to pay the Series A preferred dividends subsequent to the Debt Exchange in cash, the cash remains payable upon a Deemed Liquidation Event only. The accrued dividends are included in the aggregate liquidation value of Series A Preferred Stock until they are paid out. At September 30, 2019, a de minimis amount of Series A preferred dividends have been accrued subsequent to the Debt Exchange and added to the aggregate liquidation value of Series A Preferred Stock.

The shares of Series A Preferred Stock are also entitled to receive participating dividends. Series A Preferred Stock shareholders have no voting rights. The Company has the right to redeem all or less than all of the Series A Preferred Stock, at any time, at a price equal to the Series A Original Issue Price, as adjusted, plus any accrued but unpaid dividends.

Series B Preferred Stock

On September 30, 2019 the Company entered into an agreement with CRG and WCAS to exchange a total of $25.0 million of its outstanding debt, including $22.7 million of the Term Loan, into shares of newly-created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at a price equal to $1.46 per share. The shares of Series B Preferred Stock rank pari passu with the Series A Preferred Stock, and are convertible at the option of the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the Series B Original Issue Price by the Series B Conversion Price (each as defined in the Certificate of Designation) in effect at the time of conversion. This formula initially results in a one-to-one conversion ratio. The Series B Conversion Price is subject to adjustment for stock splits and the like subsequent to the date of issuance of the Series B Preferred Stock. On or after January 1, 2021, at the Company’s option, if the Company has achieved an average market capitalization of at least $300.0 million for its most recent fiscal quarter, the Company may elect to automatically convert all of the outstanding shares of Series B Preferred Stock into common stock at the then applicable conversion rate.

The holders of shares of Series B Preferred Stock are entitled to receive preferred dividends at a rate of $8 per every $100 of Series B Preferred Stock, compounded annually from and after the issuance date, payable either in cash or in additional shares of Series B Preferred Stock, at the Company’s election, which are payable annually in arrears on December 31st of each year (commencing December 31, 2020). As the Company will more likely than not elect to pay the Series B preferred dividends in additional shares of Series B Preferred Stock, the Company is accruing the value of the Series B preferred dividends to equity as dividends distributable, until the dividends are paid out annually. The accrued dividends are also included in the aggregate liquidation value of Series B Preferred Stock until they are paid out. At September 30, 2019, a de minimis amount of Series B preferred dividends have been accrued, and the total liquidation value of Series B Preferred Stock was $25.0 million.

The shares of Series B Preferred Stock are also entitled to receive participating dividends. Series B Preferred Stock shareholders have no voting rights. The Company has the right to redeem all or less than all of the Series B Preferred Stock, at any time, at a price equal to the Series B Original Issue Price, as adjusted, plus any accrued but unpaid dividends.

In the event of a Deemed Liquidation Event (as defined in the Series B Certificate of Designation), upon board approval, the holders of Series B Preferred Stock are eligible to receive the greater of (i) an amount equal to the Series B Original Issue Price, plus any dividends unpaid thereon, plus an amount equal to accrued and unpaid dividends and distributions thereon, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event.

The Series B Preferred Stock contains certain protective provisions, and requires the consent of a majority of the holders of the Series B Preferred Stock prior to the Company liquidating, dissolving, effecting any merger or Deemed Liquidation Event (as defined in the Series B Certificate of Designation) or consenting to the foregoing; amending its governing documents in a manner that affects the rights of the Series B Preferred Stock; authorizing shares of capital stock (or amending terms of capital stock) on parity or senior to the Series B Preferred Stock; purchasing or redeeming shares of capital stock, or declaring any dividends other than permitted dividends or other limited exceptions; incurring additional indebtedness; issuing shares of capital stock at an effective price per share lower than $1.46 per share without the consent of the majority of the Series B preferred shareholders, subject to certain limited exceptions, of which these exceptions include the Sales Agreement with FBR and the Second Purchase Agreement with Aspire Capital; or issuing any shares of Series B Preferred Stock to any individual, entity or person other than CRG or WCAS or their affiliates or transferees.

Series B Preferred Stock is contingently redeemable, as the Certificate of Designation for Series B Preferred Stock does not specify a determinable date for which the redemption is to occur, but rather the redemption is conditional upon the occurrence of a Deemed Liquidation Event and the receipt of a written request of the holders of the majority of Series B Preferred Stock. Neither the Deemed Liquidation Event nor the written request are certain to occur and, therefore, the Series B Preferred Stock is contingently redeemable and not mandatorily redeemable. Additionally, the Company has an option, but not an obligation or a requirement, to redeem Series B Preferred Stock at any time. Furthermore, transactions which may trigger a Deemed Liquidation Event are solely within the control of the Company based on the definition of a Deemed Liquidation Event in the Series B Certificate of Designation. Based on the preceding, the Company has determined that the Series B Preferred Stock will be classified as permanent equity, and has accounted for it as such in the financial statements.

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

Shares of the Company's common stock were offered for purchase under the ESPP through a series of successive offering periods. Each offering period was comprised of one or more successive 6-month purchase intervals, unless determined otherwise by the plan administrator. On the start date of each offering period, each participant was granted a purchase right to acquire shares of the Company’s common stock on the last day of each purchase interval during that offering period.

During calendar year 2018, the Company's employees purchased 7,718 shares under the ESPP. All the plan shares were issued as of December 31, 2018 and the Company suspended the Employee Stock Purchase Plan.

In May 2019, the Company's shareholders approved the amended and restated ESPP which (i) provides an additional 75,000 shares of common stock for issuance thereunder, and (ii) provides for an increase in the automatic annual increase in the number of shares available for issuance under the current ESPP from 0.25% of the total number of shares of common stock outstanding as measured as of the last trading day in the immediately preceding calendar year to 1.0%. For the nine months ended September 30, 2019, no purchase rights have been requested. The Company has not authorized a new offering period to begin as of the date of this filing.

2018 Inducement Plan

In November 2018, the Company established the 2018 Inducement Plan (the “2018 Plan”). The 2018 Plan is intended to (i) help the Company secure and retain the services of eligible award recipients, (ii) provide an inducement material for such persons to enter into employment with the Company, (iii) provide incentives for such persons to exert maximum efforts for the success of the Company and any Affiliate and (iv) provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Company made 50,000 shares available for issuance under the 2018 Plan. At September 30, 2019, an aggregate of 30,662 shares of the Company's common stock were available for issuance under the 2018 Plan.

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

2016 Equity Incentive Compensation Plan

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

In July 2018, the Company's shareholders approved an amendment to the 2016 Plan and as a result, a total of 400,000 options were made available for issuance under the 2016 Plan. On January 1, 2019 an additional 199,896 options became available for issuance pursuant to the 2016 Plan's evergreen provision. At September 30, 2019, an aggregate of 43,188 options were available for future issuance under the 2016 Plan.
The combined 2016 Plan and 2018 Plan option activity for the nine months ended September 30, 2019 was as follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	368,226	$62.55	9.27	$—
Granted	225,075	8.29	—	$—
Forfeited / Canceled	(14,255)	60.93	—	—
Options outstanding at September 30, 2019	579,046	$41.50	8.99	$—
Vested and exercisable	80,813	$214.59	7.60	$—

Share based compensation expense related to options issued under the 2016 Plan and 2018 Plan was $0.7 million and $2.6 million for the three and nine months ended September 30, 2019, respectively. Share based compensation expense related to options issued under the 2016 Plan and 2018 Plan was $1.0 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2019 was $1.45 and $6.37, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2018 was $20.40 and $42.40, respectively. The total grant date fair value of options granted during the three and nine months ended September 30, 2019 was a de minimis amount and $1.4 million, respectively. The total grant date fair value of options granted during the three and nine months ended September 30, 2018 was a de minimis amount and $1.2 million, respectively. There have been no option exercises under both plans. As of September 30, 2019 there remained $4.2 million of unrecognized share-based compensation expense related to unvested stock options issued to be recognized as expense over a weighted average period of 1.55 years.
The fair value of the options in both plans at the date of issuance was estimated based on the Black-Scholes option pricing model. Key assumptions used to apply this model upon issuance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend yield	—	—	—	—
Expected volatility	96.39%	90.57%	96.57%	93.11%
Risk-free rate of return	1.46%	2.81%	2.57%	2.66%
Expected term (years)	6.04	5.80	5.90	5.93
Fair Value per share	$1.45	$20.40	$6.37	$42.40

13. Related Party Transactions
On September 8, 2011, the Company issued the WCAS Note (see Note 8). Certain affiliates of WCAS are also common stock shareholders as of September 30, 2019.

On May 23, 2013, the Company entered into the Term Loan with CRG (see Note 8). CRG is also a common stock, Series A Preferred Stock, and Series B Preferred Stock shareholder as of September 30, 2019 (See Note 12).

On November 16, 2018, CRG participated in the Company's public offering of common stock, and acquired 750,000 shares for $7.2 million. Concurrent with the acquisition of common stock, CRG acquired 15,000,000 Series A warrants exercisable into 750,000 shares of common stock and 15,000,000 Series B warrants exercisable into 750,000 shares of common stock. The Series B warrants expired 9 months from issuance date. As of September 30, 2019, CRG has not exercised any Series A warrants.

CRG held an aggregate of 1,009,296 of the Company's common stock at September 30, 2019.
As of September 30, 2019, CRG held an aggregate of 2,500,000 shares of the Company's Series A Preferred Stock, convertible into 125,000 shares of common stock.

On September 30, 2019, $22.7 million of the Term Loan was exchanged into newly created Series B Preferred Stock at the rate of $1.46 per share of Series B Preferred Stock. CRG received 15,575,586 shares of Series B Preferred Stock convertible into 15,575,586 shares of common stock.
As of September 30, 2019, WCAS held an aggregate of 250,000 shares of the Company's Series A Preferred Stock, convertible into 12,500 shares of common stock.
On September 30, 2019, $2.3 million of the WCAS Note was exchanged into newly created Series B Preferred Stock at the rate of $1.46 per share of Series B Preferred Stock. WCAS received 1,547,698 shares of Series B Preferred Stock, convertible into 1,547,698 shares of common stock.
14. Net Loss Per Share
The Company calculates basic and diluted losses per share using the two-class method, which gives effect to the impact of outstanding participating securities. Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible preferred stock, stock options and warrants to the extent dilutive.
As the company had net losses for the three and nine months ended September 30, 2019 and 2018, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

Holders of Series A Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.

Holders of Series B Convertible Preferred Stock do not have voting rights and receive cumulative annual dividends of $8 for every $100. Cumulative dividends are presented as a loss attributable to the common shareholders.
The following awards outstanding in common stock equivalent shares at September 30, 2019 and 2018 were not included in the computation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	579,046	109,077	579,046	109,077
Private placement offering (PPO) warrants	519	519	519	519
Series A warrants	3,750,000	—	3,750,000	—
Series A Preferred Stock	137,500	137,500	137,500	137,500
Series B Preferred Stock	17,123,284	—	17,123,284	—
Employee Stock Purchase Program	—	1,230	—	1,230
Total	21,590,349	248,326	21,590,349	248,326

15. Subsequent Events

The Company evaluates events that have occurred after the financial statement date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any subsequent event that would require adjustment or disclosure in the consolidated financial statements.

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

Our primary market consists of approximately 5.6 million of these patients who currently take insulin, of which up to 4.5 million may not be achieving their target blood glucose goal. This patient population of adults that may not be achieving their target blood glucose goal represents an annual net revenue opportunity of $11.3 billion in the U.S. market. If we were able to capture even 15% of this 4.5 million patient population, that would represent $1.7 billion in annual net revenue. The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein.

While we are principally focused on the type 2 diabetes market, we are also actively exploring partnership opportunities for the potential commercial use of our h-Patch technology to subcutaneously deliver other drugs, aside from insulin, including cannabidol, or CBD, apomorphine, and Glucagon-like peptide-1, or GLP-1.

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

Results of Operations
Results of Operations for the three months ended September 30, 2019 and 2018
The following is a comparison of revenue and expense categories for the three months ended September 30, 2019 and 2018:

(Dollars in thousands)	Three Months Ended September 30,		Change
	2019	2018	$	%
Revenue, net	$8,463	$6,926	1,537	22.2%
Cost of goods sold	4,264	3,749	515	13.7%
Gross margin	4,199	3,177	1,022	32.2%
Operating expense:
Research and development	1,619	1,763	(144)	(8.2)%
Selling, general and administrative	14,724	12,025	2,699	22.4%
Total operating expense	16,343	13,788	2,555	18.5%
Operating loss	(12,144)	(10,611)	(1,533)	14.4%
Other income (expense), net:
Interest expense, net	(1,050)	(926)	(124)	13.4%
Other income (expense), net	(50)	6	(56)	(933.3)%
Total other income (expense), net	(1,100)	(920)	(180)	19.6%
Net loss	$(13,244)	$(11,531)	(1,713)	14.9%

Results of Operations
Results of Operations for the nine months ended September 30, 2019 and 2018
The following is a comparison of revenue and expense categories for the nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2019	2018	$	%
Revenue, net	$22,380	$19,504	2,876	14.7%
Cost of goods sold	11,418	10,338	1,080	10.4%
Gross margin	10,962	9,166	1,796	19.6%
Operating expense:
Research and development	5,155	5,687	(532)	(9.4)%
Selling, general and administrative	44,882	34,718	10,164	29.3%
Total operating expense	50,037	40,405	9,632	23.8%
Operating loss	(39,075)	(31,239)	(7,836)	25.1%
Other income (expense), net:
Interest expense, net	(2,869)	(2,804)	(65)	2.3%
Other income (expense), net	(3)	(22)	19	(86.4)%
Total other income (expense), net	(2,872)	(2,826)	(46)	1.6%
Net loss	$(41,947)	$(34,065)	(7,882)	23.1%

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue, net
Total revenue was $8.5 million for the three months ended September 30, 2019, compared to $6.9 million for the three months ended September 30, 2018, an increase of $1.5 million or 22.2%. U.S. revenue was $8.5 million for the three months ended September 30, 2019, compared to $6.5 million for the three months ended September 30, 2018, an increase of approximately $2.0 million or 30%. Overall total prescriptions increased by 25% in the three months ended September 30, 2019 as compared to the same period in 2018. Because of our high touch and higher service sales and marketing model and the planned increase in our field sales force, we generated year-over-year total and new prescription growth of 41% and 48% respectively in our targeted accounts for the three months ended September 30, 2019 as compared to the same period in 2018. This represents the seventh consecutive quarter that we have realized year-over year total prescription growth in these accounts. This growth was partially offset by an expected decline in the three months ended September 30, 2019 of total prescriptions in our non-targeted accounts by 4% when compared to the same period in 2018. We continue to see important signs of stabilization in these territories. The total volume of V-Go kits sold during the three months ended September 30, 2019 grew by 13% as compared to the same period in 2018. This volume growth was accompanied by an increase of 9% in average net prices realized during the three months ended September 30, 2019 as compared to the same period in 2018. This net price increase was primarily the result of the 6.0% WAC price increase implemented late in the first quarter of 2019. The remainder of the increase was attributed to pricing geography mix and our mix of volume through our contracted preferred commercial and Medicare Part-D plans.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $4.3 million for the three months ended September 30, 2019, compared to $3.7 million for the three months ended September 30, 2018, an increase of $0.5 million driven by increased sales volume. As a percentage of revenue, cost of goods sold decreased during the three months ended September 30, 2019 to approximately 50.4% from approximately 54.1% during the three months ended September 30, 2018.
Our gross profit as a percentage of revenues, or gross margin, for the three months ended September 30, 2019 was 49.6%, compared to 45.9% for the three months ended September 30, 2018. The increase in gross margin was driven by manufacturing efficiencies, which benefited from an 13% increase in unit sales volume, and a 9% increase in our net selling price.
Research and Development Expense
Total research and development expenses were $1.6 million for the three months ended September 30, 2019 and $1.8 million for the three months ended September 30, 2018. Changes in R&D spend are driven mostly by the timing of variable external service expenditures regarding the development of our V-Go SIM device. We plan to submit a 510(k) application for the V-Go SIM during the first quarter of 2020, and anticipate that we will be able to launch the V-Go SIM immediately upon clearance from the FDA.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $14.7 million for the three months ended September 30, 2019, compared to $12.0 million for the three months ended September 30, 2018, an increase of $2.7 million. The increase in expenses was due primarily to a planned 50% increase in our U.S. field sales force in 2019. We also increased other field sales and medical spend by 60%, driven primarily by growth in our V-Go Cares program which included an expansion of our contract trainers and our live coaching program, as well as additional promotional programs related to the larger sales force. The remainder of the increase was due to non-recurring costs related to the pursuit of V-Go growth opportunities and non-diabetes business development.
Other Income (Expense), net
Interest expense, net was approximately $1.0 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018, an increase of $0.1 million. The increase in the net expense was primarily due to the loss on the extinguishment of debt that occurred as a result of the debt exchange.
Comparison of the nine months ended September 30, 2019 and 2018

Revenue, net

Revenue was $22.4 million for the nine months ended September 30, 2019, compared to $19.5 million for the nine months ended September 30, 2018, an increase of $2.9 million or 15%. The increase was driven by a 13% growth in volume, which was primarily due to our high touch and higher service sales and marketing model, and the increase of our field sales force during 2019. During the nine months ended September 30, 2019 and on a year-over-year basis, total prescriptions grew 21%, and new prescriptions increased by 23%. In our targeted accounts, total and new prescriptions grew 36% and 42% year-over-year, respectively. In our non-targeted accounts, prescriptions declined by 7% and 8% for total and new prescriptions respectfully year-over-year. We realized a net selling price increase of 2% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The net selling price increase was driven by the WAC price increases that we implemented of 6% and 8% respectively late in the first quarter of 2019 and in the second quarter of 2018. This increase was partially offset by an increased mix of volume through our contracted preferred commercial and Medicare Part-D plans, accompanied by an increase in our net average copay card costs.
Cost of Goods Sold and Gross Margin
Cost of goods sold was $11.4 million for the nine months ended September 30, 2019, compared to $10.3 million for the nine months ended September 30, 2018, an increase of $1.1 million due to increased sales volume. As a percentage of revenue, cost of goods sold decreased to 51.0% during the nine months ended September 30, 2019 from 53.0% during the nine months ended September 30, 2018.
Our gross margin for the nine months ended September 30, 2019 was 49.0%, compared to 47.0% for the nine months ended September 30, 2018. The increase in gross margin was driven by manufacturing efficiencies, which benefited from a 13% increase in unit sales volume, and a 2% increase in our net selling price of V-Go.
Research and Development Expense
Total research and development expenses were $5.2 million for the nine months ended September 30, 2019, compared to $5.7 million for the nine months ended September 30, 2018, a decrease of $0.5 million. The decrease was primarily driven by the timing of variable external service expenditures regarding the development of our V-Go SIM device, as well as the timing of certain clinical studies. As stated above, we plan to submit a 510(k) application for the V-Go SIM during the first quarter of 2020, and anticipate that we will be able to launch the V-Go SIM immediately upon clearance from the FDA.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $44.9 million for the nine months ended September 30, 2019, compared to $34.7 million for the three months ended September 30, 2018, an increase of $10.2 million. The increase in expenses was due primarily to a planned 50% increase in our U.S. field sales force in 2019. We also increased our other field sales and medical spend by 52%, driven partially by growth in our V-Go Cares program which included an expansion of our contract trainers and our live coaching program, as well as some additional promotional programs related to the larger sales force. The remainder of the increase was due to non-recurring legal costs related to the settlement agreement with Roche, in addition to non-recurring costs related to the pursuit of V-Go growth opportunities and non-diabetes business development.
Other Income (Expense), net
Interest expense, net was $2.9 million for the nine months ended September 30, 2019, compared to $2.8 million for the nine months ended September 30, 2018, an increase of approximately $0.1 million. The increase in the net expense was due primarily to the loss on the extinguishment of debt that occurred as a result of the debt exchange.

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
We have incurred losses and have experienced negative cash flows from operations in each year since inception. As of September 30, 2019, we had $23.2 million in cash and cash equivalents and an accumulated deficit of $561.8 million. Our restructured Term Loan with CRG, see “Indebtedness - Senior Secured Debt,” includes a liquidity covenant whereby we must maintain a cash balance greater than $2.0 million. We believe that our cash balance and liquidity will not be sufficient to satisfy our operating cash requirement for the next 12 months from the date of this report or to maintain this liquidity covenant, which raises substantial doubt about our ability to continue as a going concern. We expect our current cash and cash equivalents will be sufficient to finance our current operations into the middle of the first quarter of 2020. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses. Our ability to fund operations beyond the middle of the first quarter of 2020 is dependent on our ability to obtain cash from our common stock purchase agreement, or the Second Purchase Agreement (see Note 2), with Aspire Capital Fund, LLC, or Aspire Capital, that we entered into in June of 2018, our “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc. or FBR, that we entered into on January 26, 2018, both of which are described in further detail elsewhere in this report. FBR has the option to decline any sales orders at its discretion. We are not required to sell shares under the Second Purchase Agreement or the Sales Agreement.

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
Through the nine months ended September 30, 2019, we have sold 1,088,100 shares and generated $1.9 million of capital, net of fees under the Second Purchase Agreement. As of September 30, 2019, we had $17.6 million of Purchase Shares that remained available for sale under the Second Purchase Agreement. Subsequent to September 30, 2019 and through November 8, 2019, we sold an additional 60,000 shares and generated an additional $0.1 million of capital, net of fees. As of November 8, 2019, we have $17.5 million of Purchase Shares that remain available for sale under the Second Purchase Agreement, and 4,291,629 Purchase Shares currently registered for sale to Aspire Capital under the Aspire Registration Statements.
Through the nine months ended September 30, 2019, we have sold 2,184,155 shares at an average price of $4.35 per share under the Sales Agreement and generated $9.2 million of capital, net of fees. As of September 30, 2019, we have $0.8 million remaining available for sale under the current prospectus supplement, pursuant to the Sales Agreement.

We are pursuing additional sources of financing to fund our operations. These sources may include the issuance of our equity to new or existing investors. We can provide no assurances that additional financings will be consummated on acceptable terms, or at all. If we are unable to obtain sufficient financing, there could be a material adverse effect to us.
The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	nine months ended September 30,
(Dollars in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(34,330)	$(28,254)
Investing activities	(1,409)	(1,166)
Financing activities	11,149	27,734
Total	$(24,590)	$(1,686)
Operating Activities
The increase in net cash used in operating activities by 21.5% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to our sales force expansion, in addition to our increase in working capital which was driven by our planned increase in inventory levels.
Investing Activities
The increase in net cash used in investing activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 of 20.8% was primarily a result of purchases of capital equipment for our production lines, augmenting the already existing lines and corresponding capacity with improved automation.
Financing Activities
The net cash provided by financing activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 decreased by 59.8%. This decrease was primarily driven by the net proceeds of $24.4 million received during the nine months ended September 30, 2018 from our public offering.

Indebtedness
Senior Secured Debt
On May 23, 2013, we entered into the Term Loan of $50.0 million with Capital Royalty Group, or CRG, structured as a senior secured loan with a six-year term, which we refer to as the Term Loan or the Senior Secured Debt. The Term Loan is secured by substantially all of our assets, including our material intellectual property. We later entered into a series of forbearance agreements to modify the Term Loan. In addition, we entered into a first amendment to the Term Loan agreement in February 2017, which we refer to as the First Amendment, and then entered into a second amendment to the Term Loan on September 30, 2019, which we refer to as the Second Amendment. Under the First Amendment, the Term Loan bore interest at 11% per annum and allowed the interest-only period of the Term Loan to extend to March 31, 2022. The First Amendment also required us to make quarterly cash interest payments of 8% per annum beginning June 30, 2019, extended the deadline for full payment of the Term Loan to March 31, 2022 and required us to maintain a minimum cash balance of $2.0 million, reduced from $5.0 million under the original Term Loan. As of September 30, 2019, we were in compliance with the $2.0 million financial covenant in the Term Loan agreement.
In March 2017, in connection with the First Amendment, $25.0 million of the Term Loan was exchanged for 2,500,000 shares of our Series A Preferred Stock at a price equal to $10.00 per share.
On September 30, 2019, we entered into the Second Amendment. The Second Amendment increased the interest rate of the Term Loan from 11% to 13% per annum, removed the required quarterly cash interest payments of 8% per annum and allows for accrual of PIK interest instead, reduces the threshold for a Change of Control (as defined in the Term Loan) to 30% from 50%, and provides for an additional backend facility fee on the outstanding principal balance of the Term Loan immediately following the Debt Exchange in addition to any new PIK interest, payable by us upon completion of the Term Loan. The $2.0 million financial covenant continues to remain in place under the Second Amendment. We may, at our discretion, repay the revised Term Loan in whole or in part without any penalty or prepayment fees.
On September 30, 2019, in connection with the Second Amendment, $22.7 million of the Term Loan was exchanged for 15,575,586 shares of our newly-created shares of Series B Preferred Stock at a price equal to $1.46 per share.

The September 30, 2019 reduction of long-term debt totaling $25.0 million (which includes $2.3 million WCAS debt reduction below) reduces our long-term debt obligations by nearly 60%.

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
On March 28, 2017, $2.5 million of the WCAS Note was converted to Series A Preferred Stock upon completion of the public offering at a conversion rate of $10.00 per share. WCAS received 250,000 shares of Series A Preferred Stock. On September 30, 2019, $2.3 million of the WCAS Note was converted to Series B Preferred Stock at the rate of $1.46 per share of Series B Preferred Stock. WCAS received 1,547,698 shares of Series B Preferred Stock.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. No additional impairments to long-lived assets were required during the nine months ended September 30, 2019 and 2018, respectively.

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
Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2019.

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
Recently Issued Accounting Standards

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on us is projected to be limited to accounts receivable. The guidance will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. We are currently evaluating the potential effect of the guidance on our consolidated financial statements.
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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2019, based on the evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the first nine months of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2019, we had $23.2 million in cash and cash equivalents and an accumulated deficit of $561.8 million. To date, we have financed our operations primarily through sales of our capital stock, debt financings and limited sales of V-Go. We expect our current cash and cash equivalents will be sufficient to finance our current operations into the middle of the first quarter of 2020. This estimate is based upon certain assumptions regarding volume growth in sales of V-Go and future expenses and assumes no additional cash inflows from other financing activities.
In June 2018, we entered into a second common stock purchase agreement, or the Second Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, at our discretion, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock over the 30-month term of the Second Purchase Agreement, which was initially subject to a 19.99% cap on the total number of shares that could be sold under the Second Purchase Agreement, unless the average price paid for all shares issued under the Second Purchase Agreement was equal to or greater than $32.40, or we obtained stockholder approval to waive the 19.99% cap. At our 2019 annual meeting, our stockholders approved the removal of the 19.99% cap. As a result, we may issue up to the full $21.0 million of our common stock under the Second Purchase Agreement. However, our ability to use the Second Purchase Agreement to raise additional capital may be limited by certain market conditions, such as the trading volume of our common stock, and we may in no case sell more stock to Aspire Capital than has been currently registered on one or more effective registration statements. As of the date of this report, we currently have 4,291,629 shares of common stock registered and available for future sale to Aspire Capital under the Second Purchase Agreement.
Additionally, in January 2018, we entered into an “at-the-market” sales agreement, or the Sales Agreement, with B. Riley FBR, Inc., or FBR, pursuant to which we may sell up a certain amount of shares of our common stock from time to time through FBR, acting as our sales agent, in one or more at-the-market offerings. FBR has the option to decline any sales orders at its discretion. On March 22, 2019 we issued a prospectus supplement relating to the issuance and sale of $10.3 million shares of our common stock. These sales will be made pursuant to the terms of the Sales Agreement. The prospectus supplement updates and supersedes the prior prospectus supplement dated January 26, 2018, and was filed to increase the number of our shares that may be offered from time to time in the offering. As of September 30, 2019 we have sold 2,184,155 shares at an average $4.35 per share and received net proceeds of $9.2 million.
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

To implement our business strategy we need to, among other things, increase sales of our products with our existing sales and marketing infrastructure, fund ongoing research, development and engineering activities, expand our manufacturing capabilities, and obtain regulatory clearance in other markets outside the United States and European Union, or EU, or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently commercialized V-Go, which makes predicting our sales more difficult. We will need to affect a financing or capital raise in the near term in order to sustain operations and implement our business strategy until we can achieve profitability from operations, if ever. Further, we are subject to certain contractual restrictions that may affect our ability to raise additional capital. For example, the terms of our Series B Convertible Preferred Stock generally prohibit us from selling any equity securities, aside from shares of our common stock under the Second Purchase Agreement or Sales Agreement, for an effective consideration price below the Series B Conversion Price (as defined in our Series B Certificate of Designation), which is currently $1.46, without the consent of a majority of the Series B shareholders. Our inability to affect a financing or capital raise and continued losses from operations could have a material adverse effect on us. Any additional operating losses will have an adverse effect on our stockholders’ equity/(deficit), and we cannot assure you that we will ever be able to achieve or sustain profitability.

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

On June 25, 2019, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC, or Nasdaq, indicating that, based upon Nasdaq’s review of the Market Value of Listed Securities, or MVLS, for the 30 consecutive business days preceding the date of the notification, we no longer meet the minimum MVLS of $35 million as set forth in Nasdaq Listing Rule 5550(b)(2). In accordance with the notification letter, we have 180 calendar days, or until December 23, 2019 to regain compliance with Nasdaq Listing Rule 5550(b)(2). To regain compliance, we must maintain an MVLS of at least $35 million for a minimum of ten consecutive business days during the 180-day compliance period. In lieu of complying with the MVLS requirement, we may also regain compliance with Nasdaq if we achieve stockholders’ equity of at least $2.5 million by December 23, 2019, in accordance with Nasdaq’s Equity Standard, or the Equity Standard, for continued listing on the Nasdaq Capital Market. If we do not regain compliance with the MVLS requirement, or otherwise comply with the Equity Standard by December 23, 2019, Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

If we are unable to meet either the MVLS requirement or the Equity Standard by December 23, 2019, our common stock may be subject to delisting, which would negatively impact the trading price of our common stock and have a substantial negative impact on our ability to raise future capital and continue our current business operations. Based on our stockholder's equity of $11.0 million as of September 30, 2019, we believe we meet the Equity Standard requirement for continued listing on Nasdaq. However, we have not yet received written notification from Nasdaq that we have regained compliance with Nasdaq Rule 5550(b)(2), and even if we do, there is no guarantee that we will be able to maintain such compliance, and we may receive additional deficiency letters in the future.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of November 8, 2019, our 5% stockholders and their affiliates, which includes stockholders that would own greater than 5% of our common stock if they converted certain of our outstanding derivative securities into shares of common stock, including our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants exercisable for shares of our common stock, beneficially owned an aggregate of 20,080,076 shares, or 76.2% of our outstanding common stock assuming such conversion and exercise, or 2,069,296 shares of our common stock, or only 24.8% assuming no conversion or exercise of such derivative securities (as of November 8, 2019, we had 8,331,503 shares of common stock outstanding; however, the beneficial ownership calculation above assumes the exercise by each of our 5% holders and their affiliates of our outstanding derivative securities currently held by these persons, which would increase the total number of shares of our common stock outstanding to 26,342,283 shares). Additionally, in connection with our debt conversion agreement with CRG and WCAS, the shares of Series A Convertible Preferred Stock we issued to those investors contains certain liquidation benefits and preferences to the holders of the shares of common stock, in addition to the other rights and preferences these stockholders have by virtue of their status as holders of our outstanding debt. To the extent these stockholders choose to convert additional debt or preferred stock into shares of our common stock in the future, or our other 5% holders convert their outstanding derivative securities into shares of our common stock, the ownership percentages of such stockholders could increase, which could give them significant influence over our affairs or allow them to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock. Notwithstanding that some of these holders are considered 5% owners because they own warrants exercisable for shares of our common stock, which if exercised, would increase their actual ownership of our common stock above 5%, the exercise price of our outstanding warrants is significantly higher than the current trading price of our common stock. For example, our Series A Warrants, which expire on November 20, 2023 and have an exercise price of $12.00 per share. We do not expect these stockholders to exercise their warrants unless the trading price of our common stock appreciates significantly.

Risks Related to Our Legal and Regulatory Environment

Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. In order to successfully use our h-Patch™ technology in other drug delivery applications beyond the use of insulin to treat adults with diabetes, we will need to secure one or more collaboration partners and we or our partner may need to obtain regulatory approval to sell any such resulting products, which may require additional nonclinical and/or clinical data to support the use of those products. This process involves significant regulatory risks. If we are unable to secure one or more collaboration partners, or if we are unable to demonstrate the safety and/or effectiveness of any such resulting products, we will be unable to successfully use our h-Patch™ technology in other drug delivery applications beyond the use of insulin to treat adults with diabetes, and will not realize the potential profits that could be derived from such potential future uses.

In order to successfully use our h-Patch™ technology in other drug delivery applications beyond the use of insulin to treat adults with diabetes, we will need to secure one or more collaboration partners. For example, we recently announced positive results from a preclinical pharmacokinetic (PK) study of cannabidiol (CBD) subcutaneous infusion with two dosing regiments delivered via our h-Patch™ technology as well as PK data with apomorphine and GLP-1. We cannot assure you that we will be able to successfully identify other potential drugs that could be combined with our h-Patch™ technology, or if we are able to identify such drugs, that we will be able to reach an agreement with such third party or parties necessary in order to combine our h-Patch™ technology with those drugs.

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

Failure to obtain the necessary clearance for the V-Go SIM™(Simple Insulin Management), or other delays in the development of V-Go SIM, would adversely affect our ability to grow our business.

Based on recent feedback from the FDA, commercialization of the V-Go SIM will require FDA clearance of a 510(k) premarket notification submission. We plan to submit a 510(k) application to the FDA during the first quarter of 2020. The process for submitting and obtaining FDA clearance of a 510(k) can be expensive and lengthy. While we anticipate that we will be able to launch the V-Go SIM as soon as FDA clearance is received, the FDA’s 510(k) clearance process can take several months or longer, and we may not be able to obtain 510(k) clearance for the V-Go SIM on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving 510(k) clearance of the V-Go SIM, would have an adverse effect on our ability to expand our business. In addition, any other delays in the development of V-Go SIM, for example, unforeseen issues during product validation, would have an adverse effect on our ability to expand our business.

Item 6.     Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

3.1	Series B Certificate of Designation (incorporated by reference, Exhibit 3.1 to the Company’s Current Report onForm 8-K (File No. 001-38038), filed October 2, 2019).

3.2	Amended and Restated Series A Certificate of Designation (incorporated by reference, Exhibit 3.2 to theCompany’s Current Report on Form 8-K (File No. 001-38038), filed October 2, 2019).

10.1
Series B Purchase Agreement, dated as of September 30, 2019, by and among the Company, CRG and WCAS(incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38038),filed October 2, 2019).

10.2
Amendment No. 2 to Term Loan, dated as of September 30, 2019, by and among Valeritas, Inc., the Company,Valeritas Security Corporation and CRG (incorporated by reference, Exhibit 10.2 to the Company’s CurrentReport on Form 8-K (File No. 001-38038), filed October 2, 2019).

10.3
Amendment No. 1 to Registration Rights Agreement, dated as of September 30, 2019, by and among theCompany, CRG and WCAS (incorporated by reference, Exhibit 10.3 to the Company’s Current Report on Form8-K (File No. 001-38038), filed October 2, 2019).

31.1*
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

31.2*
Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

101
The following materials from Valeritas Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and September 30, 2018, (ii) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Shareholders' Equity / (Deficit) at September 30, 2019 and September 30, 2018, (iv) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 12, 2019